Form 10-Q
period 2008-03-31
TIAA-CREF U.S. Real Estate Fund I, L.P.
filed 2008-05-15
CIK 1389826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission file number: 333-141315

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
(Exact name of registrant as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

C/O TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
730 THIRD AVENUE
NEW YORK, NEW YORK 10017-3206
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 490-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES ☐          NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    YES ☐          NO ☒

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
MARCH 31, 2008

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2008	December 31, 2007

	(Unaudited)
ASSETS

TOTAL INVESTMENTS	$—	$—

Cash	2,234	1,613
Deferred offering costs (Note 4)	986,463	—

TOTAL ASSETS	988,697	1,613

LIABILITIES
Due to Asset Manager (Note 4)	1,253,305	1,513

TOTAL LIABILITIES	1,253,305	1,513

NET ASSETS
Initial Limited Partner	(265,603)	100
General Partner	995	—

TOTAL NET ASSETS	$(264,608)	$100

NUMBER OF UNITS OUTSTANDING (Note 5)	1	—

NET ASSETS PER UNIT	$(264,608)	$—

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S.REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31, 2008

INVESTMENT INCOME	$—

EXPENSES
Organizational costs (Note 4)	263,537
Commitment Fee	1,250
Bank Fees	312

TOTAL EXPENSES	265,099

NET INVESTMENT LOSS BEFORE ASSET MANAGEMENT FEES	(265,099)

Asset management fees (Note 3)	609

NET INVESTMENT LOSS	(265,708)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(265,708)

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	General Partner	Limited Partner	Total

Net Assets - February 2, 2007 (Inception)	$—	$—	$—

Capital Contributions	—	100	100

Net Assets - December 31, 2007	$—	$100	$100

Capital Contributions	1,000	—	1,000

Loss Allocation	(5)	(265,703)	(265,708)

Net Assets - March 31, 2008	$995	$(265,603)	$(264,608)

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(265,708)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Increase in other assets:
Deferred offering costs	(986,463)
Increase in operating liabilities:
Due to Asset Manager	1,251,792

NET CASH USED IN OPERATING ACTIVITIES	(379)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000

NET INCREASE IN CASH	621

CASH
Beginning of period	1,613

End of period	$2,234

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

TIAA-CREF U.S. Real Estate Fund I, L.P. (the “Fund”) was organized as a limited partnership on February 2, 2007 under the laws of the state of Delaware. The Fund is a closed-end fund, which is designed to invest primarily in a diversified portfolio of high quality core real estate assets. The date for the dissolution of the Fund will be the end of the seventh year following the termination of the offering period, unless the Fund’s general partner in its sole discretion elects to make up to three extensions of one year each. Under certain limited circumstances, the Fund may be dissolved sooner.

The Fund has established a new investment vehicle, and its planned principal operations have recently commenced. The Fund has commenced its offering of partnership units to the public. As of March 31, 2008 and as of the date of this report, the Fund has not acquired real estate properties or any real estate related investments. The initial limited partner investment of $100 was made by Teachers Insurance and Annuity Association of America (“TIAA”).

The Fund currently has one general partner (described below) and owns 100% of the interests of TIAA-CREF USREF I REIT, LLC, a Delaware limited liability company, which was formed on February 2, 2007 (the “REIT subsidiary”). The REIT subsidiary currently holds no real estate or real estate related assets. In addition, the Fund may form one or more other subsidiaries to hold real estate and real estate related investments, and the Fund may possibly hold real estate and real estate related assets directly. The Fund intends to operate the REIT subsidiary such that the REIT subsidiary will satisfy the requirements allowing it to qualify as a real estate investment trust (“REIT”) under the terms of the Internal Revenue Code of 1986, as amended (the “Code”).

TIAA-CREF USREF I GP, LLC, a Delaware limited liability company formed on February 2, 2007 and an indirect, wholly owned subsidiary of TIAA (the “General Partner”), has ultimate responsibility for oversight and policy-making with respect to the Fund and its subsidiaries. The General Partner has appointed Teachers Advisors, Inc., a registered investment adviser with the Securities and Exchange Commission (the “SEC”), to act as the asset manager (the “Asset Manager”), providing asset and investment management services to the Fund. The Asset Manager is an indirect, wholly owned subsidiary of TIAA.

The Fund intends to sell up to $300,000,000 worth of units of limited partnership interests to the public in an offering registered under the Securities Act of 1933, as amended. In addition, TIAA has irrevocably committed to make up to a $50,000,000 contribution to the Fund to acquire units of limited partnership interest. On March 14, 2008, the Fund’s Registration Statement on Form S-11 (SEC File No. 333-141315) (the “Registration Statement”), on which the offering of limited partnership interests has been registered, was declared effective by the SEC. The proceeds of TIAA’s contributions (when and as called) are currently available for use by the Fund to purchase real estate and real estate related investments, and for any other purpose permitted under the Fund’s Amended and Restated Limited Partnership Agreement, dated as of March 14, 2008 (the “Partnership Agreement”). TIAA’s units do not have voting rights for certain partnership matters but otherwise generally have the same rights as that of all other limited partners. In November 2007, and as contemplated in the Partnership Agreement, the General Partner agreed to make a capital contribution to the Fund equal to $1,000 (in exchange for one unit of limited partnership interest). During the three months ended March 31, 2008, the General Partner made the $1,000 capital contribution described above.

The Asset Manager will provide all asset and investment management services to the Fund, including asset selection, portfolio management, real estate and capital markets research, acquisition, disposition, development, financing, asset management, financial management and investor services in accordance with the Fund’s investment objectives, policies, guidelines, strategy and limitations. These services are provided by employees and executives of TIAA under a separate service arrangement between the Asset Manager and TIAA.

Teachers Personal Investors Services, Inc. (“TPIS”), a registered broker-dealer and an affiliate of TIAA, the General Partner and the Asset Manager (the “Broker-Dealer”), serves as the distributing broker-dealer in the offering of units, and such units are offered on a “best efforts” basis, which means generally that the Broker-Dealer is required to use only its best efforts to sell the units, and it has no firm commitment or obligation to purchase any of the units.

The offering of units of limited partnership interest will terminate not later than September 14, 2009, or such later date as may be determined by the General Partner and TPIS, in their sole discretion. In no event will the offering extend beyond March 14, 2010 (two years from the date of the Fund’s prospectus, dated March 14, 2008, relating to such offering). If subscriptions for at least 150,000 units from public investors are not received by the termination of the offering, no units will be sold. Units purchased by TIAA and its affiliates will not be counted for purposes of determining whether the minimum number of units has been sold.

Note 2 — Significant Policies

Basis of Presentation

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the FASB issued a final Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that have not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounting of the Fund and all entities in which the Fund has a controlling interest. All intercompany transactions have been eliminated that apply the provisions of the Guide in consolidation.

Basis of Accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The information reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the period presented. All such adjustments are of a normal, recurring nature. Actual results could differ from those estimates. The following is a summary of the significant accounting policies which are consistently followed by the Fund:

The Fund expects to record investments and related mortgage loans payable, if any, at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Fund’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time. Effective January 1, 2008, the Fund adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” and will apply the appropriate disclosures as the Fund acquires investments.

The methods described above are considered to produce a fair value calculation that represents a good faith estimate as to what an unaffiliated party in the market place would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported.

Cash

Cash represents cash on deposit in banks and other financial institutions.

Deferred Offering Costs

Deferred offering costs represent costs associated with the preparation of the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees and will be charged to partners’ capital accounts upon the sale of the units.

Federal Income Taxes

The Fund is treated as a partnership and not as a corporation for U.S. federal income tax purposes. The Fund will not pay U.S. federal income tax. Instead, each partner will be required to report on its U.S. federal income tax return its distributive share of the Fund’s income or gain, whether or not it receives any actual distribution of money or property from the Fund during the taxable year.

The REIT subsidiary expects to make elections to be taxed as a real estate investment trust under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders, as required, to maintain its status as a REIT. If the REIT subsidiary fails to qualify as a real estate investment trust, the REIT subsidiary will be subject to federal income tax.

Note 3 — Management Fees

The Fund pays the Asset Manager a fee of 1.25% per annum of the gross asset value (including indebtedness) of the Fund’s assets (payable quarterly in arrears).

Note 4 — Related Party Transactions

Under the terms of the Partnership Agreement, the Fund is obligated to pay organizational costs incurred in the creation of the Fund, General Partner, and the REIT subsidiary. Organizational costs include partnership filing costs, audit fees related to the initial registration and initial financial statement audits as well as various legal startup fees. The reimbursement of these costs to the Asset Manager was contingent on the commencement of the public offering (which occurred on March 14, 2008).

Organizational costs, up to $1,250,000 in the aggregate, can be paid directly by the Fund or may be reimbursed by the Fund to the General Partner, Asset Manager or their affiliates. Any amount of organizational costs in excess of $1,250,000 will be borne by the Asset Manager. Organizational costs fall into one of two categories. Certain organizational costs, including costs associated with preparing the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees are classified as offering costs and will be accumulated until the offering period has closed. Upon the sale of the units, all such costs will be charged to partners’ capital accounts. All other organizational costs that are not deemed offering costs (as they do not fall into the categories specified above) will be accumulated until the commencement of the offering and at such time, all such costs will be expensed. Prior to December 31, 2007, the Asset Manager, General Partner or their affiliates had incurred in excess of the $1,250,000 organizational, offering and related costs. The break out of the $1,250,000 start up costs incurred by the Fund has been categorized as follows: $263,537 pertains to organizational costs which were expensed during the three months ended

March 31, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units.

The “Due to Asset Manager” account represents amounts that were paid to the Asset Manager on behalf of the Fund for organizational costs. Organizational costs paid by any affiliate for any services rendered in connection with the organizational or acquisition phase of the Fund were the responsibility of such affiliate until operation of the Fund began.

Note 5 — Contingencies

The “Number of Units Outstanding” on the Consolidated Statements of Assets and Liabilities refers to the aggregate amount of capital contributions funded by the Fund’s partners, divided by $1,000 (the purchase price of one Interest in the Fund). TIAA has been issued 50,000 Interests (as defined in the Partnership Agreement) in the Fund, representing its irrevocable commitment to contribute up to $50,000,000 in the aggregate. As of March 31, 2008, TIAA had not contributed any amounts pursuant to its commitment. As discussed in Note 1, the General Partner has contributed $1,000 and has been issued one Interest in the Fund. The General Partner is not obligated to make further capital commitments or capital contributions to the Fund.

During the normal course of business, the Fund will enter into discussions and agreements to purchase real estate properties. As of March 31, 2008, there were no outstanding commitments to purchase a property.

In the normal course of business, the Fund may be involved in claims or legal actions relating to the ownership and operations of its properties and its business. As of March 31, 2008, there are no lawsuits in which the Fund is a party.

Note 6 — New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This Statement is effective January 1, 2008 for the Fund. The adoption of Statement 157 did not impact the Fund’s financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other items at fair value and is expected to expand the use of fair value measurement when warranted. The Fund effectively adopted Statement 159 on January 1, 2008 and plans to report all future Mortgage Loans Payable at fair value using this Statement. The adoption of Statement 159 did not impact the Fund’s financial position or results of operations.

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquired and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Fund is currently assessing the impact that Statement No. 141(R) will have on its financial position and results of operations.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51,” which establishes and expands funding and reporting standards for minority interests, which will be re-characterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after

December 15, 2008. The Fund is currently assessing the potential impact that Statement No. 160 will have on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below. The past performance of the Fund is not indicative of future results.

Forward-Looking Statements

          Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Fund operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements can also be identified by discussions of strategy, plans or intentions.

          The forward-looking statements contained in this Form 10-Q reflect our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see Item 1A of Part II of this Form 10-Q entitled “Risk Factors.”

          Caution should be taken not to place undue reliance on management’s forward-looking statements, which represent management’s views only as of the date that this report is filed. Neither management nor the Fund undertake any obligation to update publicly or revise any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

          The terms “we,” “our” and “us” refer to the TIAA-CREF U.S. Real Estate Fund I, L.P., and its consolidated subsidiaries, unless the context clearly indicates otherwise.

First Quarter U.S. Economic and Commercial Real Estate Overview

          TIAA-CREF U.S. Real Estate Fund I, L.P. (the “Fund”) was organized on February 2, 2007 and its registration statement on Form S-11 (File No. 333-141315) relating to the public offering of its units of limited partnership interest was declared effective by the SEC on March 14, 2008. The Fund currently owns no property investments and no real estate related investments. The Fund however, seeks to invest primarily in high quality, core commercial real estate, primarily operating properties in the office, retail, industrial, and multifamily sectors, with a modest exposure to properties with the potential to add value in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

          Commercial real estate performance and market fundamentals during the first quarter of 2008 remained relatively stable, but the strains of the weakening economy are beginning to show with vacancy rates rising slightly across each property sector. As with other industry sectors, commercial real estate sales activity has been constrained by the current “credit crunch,” and the number of transactions were down by more than 49% in first quarter 2008 as compared to first quarter 2007. According to Real Capital Analytics (“RCA”), a primary source of commercial real estate transactions data, the $42 billion in transactional volume in the first quarter of 2008 represented a 67% decline over the $128 billion total from first quarter 2007. However, first quarter 2007 represents the peak of commercial real estate sales activity as the period includes Blackstone’s $32 billion buyout of Equity Office Properties. Even though trading volume has been weak, RCA noted that property prices have largely held firm. “Bid-ask” spreads have widened considerably, as sellers remain reluctant to sell at perceived discounts to true value while prospective buyers hope to acquire properties at perceived discounts. Given this impasse and the tight credit markets, management expects that transactional activity is likely to remain depressed through much of 2008.

          The U.S. economy continued to produce very weak economic growth during the first quarter of 2008, reflecting weak gains in consumer spending, an ongoing credit crunch and the protracted housing market correction. Payroll employment declined throughout the first quarter for a total loss of 240,000 jobs and a drop of another 20,000 in April. Consumers were also harmed by steeply rising oil prices with crude reaching a cycle high of almost $120 per barrel in April and gasoline nearing $4 per gallon. At the same time, home values are declining across most major metropolitan areas, home mortgage delinquencies and foreclosures are rising, and home sales remain very weak as prospective buyers wait for a bottom in prices. Retailers are also being harmed as consumers pull back; several national retailers have filed for bankruptcy, and others are closing poorly performing stores in the face of a challenging economic environment.

          In the Federal Reserve Board’s April 2008 Beige Book, which reports on economic conditions in the twelve Federal Reserve Districts (“Districts”) through March 31, 2008, the Federal Reserve Board characterized economic conditions as having weakened since its March publication. It noted that consumer spending, which was positively assisted by international tourist spending, generally softened across most Districts, commercial real estate activity was steady in three Districts but softening in the other nine, and the housing market was weak in all Districts. Tighter lending standards were noted for both commercial and residential real estate loans. This update supports the consensus economic outlook as reported in the Blue Chip Financial Forecasts dated May 1, 2008 which calls for slightly negative GDP growth in the second quarter followed by a very slow 1.6%

per quarter growth rate for the second half of the year. Despite the weak economic performance, office market vacancy rates increased slightly in the first quarter compared with the prior year.

          The Federal Reserve has taken aggressive steps to stimulate economic activity in the face of what the majority of economists are deeming a probable recession. The Federal Open Market Committee (“FOMC”) cut the federal funds rate in each of January, March, and April 2008, by a total of 150 basis points bringing it to 2.00% from 5.25% set in June 2007. On balance, the lower federal funds rate has done little to stimulate credit markets because spreads have widened to offset the easing leaving interest rates no lower. The more powerful actions taken by the Federal Reserve include introducing more flexibility in lending to banks along with allowing, if not encouraging, investment banks to borrow as well using their illiquid structured assets as collateral. This accommodation was initiated with the Federal Reserve’s credit loss backstop, which enabled the acquisition of Bear Stearns by JP Morgan Chase. The rescue of Bear Stearns appears to have effectively calmed financial markets, but credit remains tight reflecting, in part, the lags that usually occur between monetary easing and its impact on economic activity.

          Management believes that the full economic effect of the recent economic deterioration has yet to fully impact real estate markets and, while economic conditions are likely to weaken further, commercial real estate market fundamentals should remain stable to slightly declining in the near term. Management believes that the likelihood of ongoing negative pressures on markets remain high in the near term. At the same time, current commercial real estate fundamentals are, for the most part, in solid shape, and therefore suggest a capacity to weather these pressures. While the erosion in employment will dilute the demand for space, the effects should be mitigated by the modest flow of new construction due for delivery over the year ahead. In addition to near-term macroeconomic conditions that impact the supply and demand for commercial real estate, the performance of the Fund can also be affected by geopolitical risks, industry or sector slowdowns, and event risk affecting individual properties, tenants, or geographies.

          While management cannot predict the exact nature or timing of such changes or the magnitude of their impact on the Fund (in particular as it impacts the selection of properties and/or the performance of those properties once purchased), management’s experience has demonstrated that market fluctuations can and will take place without advance notice, and any significant changes could have a direct and meaningful impact on the pricing and availability of suitable real estate in the sectors in which the Fund will invest, as well as the returns of the Fund. Please refer to the section entitled “Item 1A. Risk Factors,” included in Part II of this Form 10-Q for a more detailed description of the risks associated with an investment in the Fund.

Real Estate Market Update by Property Type

          (Commercial real estate market statistics discussed in this section are obtained by the Fund from sources that management considers reliable, but some of the data is preliminary for the quarter ended March 31, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally.)

          As noted elsewhere in this Form 10-Q, as of the date hereof, the Fund does not own any properties and as of the date hereof, management has not identified any properties in which there is a reasonable probability that we will invest. The Fund’s investment strategy is to create and actively manage a portfolio of U.S. real estate investments, diversified by asset type and geographic location, with a substantial majority of such properties to be located in the 50 largest U.S. markets. While management will retain discretion over the size of a particular investment and the aggregate number of real estate investments made over the life of the Fund, management expects that the substantial majority of transactions will involve a gross asset value (including any leverage which may be incurred on a particular property) of between $10 million and $90 million. At least 80% of the Fund’s investment portfolio (determined at the end of the Fund’s investment period but based on their gross asset values at the time of acquisition) is expected to consist of U.S. core real estate assets (in the office, retail, industrial and multifamily sectors). The Fund will seek to acquire well located, well leased properties with an emphasis on current cash flow before debt service. General economic conditions and those conditions impacting commercial real estate (including those discussed below as well as elsewhere in this Form 10-Q) could have a meaningful impact on our ultimate selection of properties (including the price of such properties, the leverage placed on such properties, the markets in which such properties are located and the sectors in which such properties are contained), and the performance and profitability of such properties.

          The United States economy continued to weaken during the first quarter of 2008. The U.S. Bureau of Labor Statistics reported that payroll employment in the United States declined by 232,000 in the first quarter of 2008 as compared to a gain of 241,000 jobs during the fourth quarter of 2007. The downturn has been broadly based with only the education & health care, leisure & hospitality, and government sectors growing, and most other sectors contracting. Despite the weaker economic activity, commercial real estate fundamentals remained stable, although vacancy rates began to increase slightly in certain markets and rents have begun to flatten after an extended period of growth.

          Payroll employment growth in many metropolitan areas was positive in the first quarter of 2008. For example, employment growth was strong in Houston (3.5%), due to an expanding energy sector, and more modest in San Francisco (2.1%), Boston (1.4%) and Washington, D.C. (1.1%). Growth in employment is highly correlated with tenant demand for commercial real estate. Financial activities along with professional and business services, both key office-using sectors, shed 24,000 and 95,000 jobs, respectively, during the first quarter of 2008. For professional and business services, this marked the first quarter of employment losses since 2002. Within the sector, the employment services industry—which includes temporary help agencies and is often an indicator of future full-time hiring—contracted. In financial activities, the credit intermediation subsector, which includes sub-prime mortgage brokers and related activities, continues to contract as the housing market slump deepens. Torto Wheaton Research, an independent subsidiary of CB Richard Ellis and a widely used source of real estate market data, reported that national office market vacancies edged up to 12.9% in the first quarter of 2008, compared to 12.5% in the fourth quarter of 2007. This marked the second consecutive increase in the national office vacancy rate; previously, the last increase occurred in early 2003. Office market fundamentals in many of the largest office markets have remained fairly stable through the first quarter of 2008.

          The moderation of economic activity across the nation has contributed to an increase in industrial market vacancies. Demand for industrial space is influenced primarily by the national economic conditions, including industrial production, international trade flows, as well as employment growth in the manufacturing, wholesale trade, and transportation and warehousing industries. The Gross Domestic Product (“GDP”) for the first quarter of 2008 showed that the economy grew at a rate of only 0.6%. The nation’s sluggish economic growth is reflected in industrial market conditions, as industrial vacancies averaged 9.8% as of first quarter 2008, up from 9.4% at the end of the fourth quarter of 2007. While still near historical lows, this marks the second consecutive quarterly increase in the industrial vacancy rate. Nationally, many port markets, particularly those along the West Coast, have experienced weaker demand for industrial space due to slower import activity. Imports have slowed dramatically as the weak U.S. dollar has made imported goods more expensive. However, a surge in U.S. exports has offset much of the drop in imports, though not all.

          The apartment market also experienced some deterioration in many markets. Preliminary data from Torto Wheaton Research indicates that rental apartment market conditions deteriorated during the first quarter of 2008. Vacancy rates in the nation’s largest metropolitan markets averaged 5.5% in the first quarter of 2008, up from 4.7% in the first quarter of 2007. (Year-over-year comparisons are necessary to account for seasonality in apartment leasing.) Increased competition from unsold single-family homes and condominiums was partially responsible for the rise in vacancy rates. Markets which saw some of the greatest increases in vacancy rates during recent quarters were those which experienced a significant surge in residential construction, such as Las Vegas, West Palm Beach, Phoenix, and Fort Lauderdale.

          Retail market conditions also softened in the first quarter of 2008, as vacancies in neighborhood and community centers rose to 10.1% versus 9.8% in the fourth quarter of 2007. Despite being pinched by elevated energy prices, job losses and declining home prices, consumers continued to spend. The U.S. Bureau of Commerce indicated that retail spending (excluding autos, auto parts, and gasoline) increased 2.2% in the first quarter of 2008 compared to the first quarter of 2007 and was essentially flat compared to the fourth quarter of 2007. Torto Wheaton Research noted that vacancy rates declined in 13 of the 41 markets it tracks, and suggested that the sector may be bottoming.

          Management believes that commercial real estate construction has remained at a sustainable level. According to Torto Wheaton Research, office construction nationally is expected to total approximately 74 million square feet in 2008, up from 64 million square feet in 2007, but well below an average of 92 million square feet during the 1999-2001 construction peak. Similarly, in the industrial market, Torto Wheaton Research expects approximately 174 million square feet to be built in 2008, up modestly from 165 million square feet in 2007, but well below an average of 245 million square feet during the 1998-2001 construction peak. Apartment construction is expected to total approximately 220,000 units in 2008, down from 230,000 units in 2007. Retail construction is also expected to decline, with 20 million square feet expected in 2008, as compared to nearly 30 million square feet in 2007.

Economic Outlook for the Remainder of 2008

          While commercial real estate fundamentals have remained positive to date despite the capital markets turmoil of recent months, management expects these fundamentals to weaken to some degree in the months ahead as a result of a weak economic growth environment. There is little disagreement among economic forecasters with regard to the first half of 2008; expectations of very weak, if not negative, growth are unanimous. Some forecasters are expecting mildly negative GDP growth during the first half of the year while others are expecting weakly positive growth. While the difference might determine whether this period is actually deemed to be a “recession”, the impact on commercial real estate will probably not differ much one way or the other. The larger question is whether economic growth will rebound materially in the second half of the year. Here, management shares the view among more optimistic forecasters which calls for a rebound to positive, but still sub-par growth in the third and fourth quarters largely as a result of the Federal Reserve’s interest rate cuts that began in September. This view is shared by the Federal Open Market Committee which is the policy setting arm of the Federal Reserve. As reported by Chairman Bernanke in his February 2008 Semiannual Monetary Policy Report to Congress, the FOMC members believe that GDP growth in 2008 will amount to 1.3% to 2.0% with a rebound “close to or a little above its longer-term trend” in 2009 and 2010. They also expect inflation will be “moderate” from its 2007 pace.

          With slow growth or mild recession in the first half of 2008, followed by only a weak rebound in the second half of the year, growth in tenant demand for office, industrial, and retail space will likely slip, rent growth will likely slow or flatten, and vacancy rates will probably inch up. The degree of commercial real estate weakening will be mitigated by the generally balanced conditions that currently prevail in many if not most metro area markets. In addition, the credit market constraints now in play, combined with the weaker demand outlook, will likely constrain new commercial real estate construction activity into 2009. Constrained additions to supply along with the expected strengthening in economic growth will set the stage for a repair of fundamentals in 2009.

          Commercial real estate pricing in the near term will be largely determined by a combination of factors including the level and uncertainty associated with Treasury rates, inflation, and the general pricing of risk across all asset types. Assuming that the period of economic weakness is short-lived, Treasury rates should achieve a cycle low in the first half of the year and then slowly rebound as the economy recovers, with transitory volatility as inflation expectations ebb and flow. Low Treasury rates should cushion the impact of wider cap rate spreads which, for commercial real estate, are approaching their long-term norms. Additionally, pricing pressures have so far been concentrated on properties that are in less attractive locations or have less attractive investment characteristics. Management believes that such distinctions will continue in light of the ongoing strong investor demand for the most attractive properties. Nonetheless, in light of less available and more expensive commercial mortgage debt, it is possible that the number of investors pursuing commercial real estate will be fewer in 2008 than in prior years, contributing to some easing of pricing pressure across the quality spectrum. There is some evidence of this in the reduction in transaction volume in recent months relative to volumes in the prior three years. At the same time, management believes the quality of commercial mortgage credit is holding up well; delinquency rates remain very low and distressed sales of commercial property are not, at this point, prevalent.

          It is management’s intent to invest in property investments which are diversified by both sector and geographic location, that will allow the Fund to weather a continued slowdown of economic and real estate market conditions. However, market conditions affecting real estate investments at any given time cannot be predicted, and any downturn in one or a number of the markets in which the Fund chooses to invest in could significantly and adversely impact the Fund’s investment strategy.

Results of Operations

Three months ended March 31, 2008

          There were no significant operations in the Fund in either the first quarter of 2008 or the first quarter of 2007. The Fund currently has no property investments or real estate related investments. As of March 31, 2008, the Fund has a Net Decrease in Net Assets due principally to the expensing of organizational costs upon the commencement of the Fund’s public offering.

Liquidity and Capital Resources

          As of March 31, 2008 and as of the date of this report, we own no real estate or real estate related investments, as we have just commenced active operations and, as of the date of this report, we have not entered into any arrangements creating a reasonable probability that we will acquire any specific property or other real estate related investment. The number of our properties and other real estate related investments we acquire will depend upon the number of units sold and the resulting amount of the net proceeds for investment available to us and the amount of funds we are able to borrow. See “We may not be able to raise sufficient funds to achieve diversification.” under “Risk Factors—Risks Related to This Offering” in Item 1A of Part II of this Form 10-Q.

          Teachers Insurance and Annuity Association of America (“TIAA”), the parent entity of the sponsor of the Fund, has irrevocably committed to contribute $50,000,000 to the Fund to acquire 50,000 units of limited partnership interest. TIAA is obligated to make a contribution or contributions of its $50,000,000 commitment in cash (as such capital is required and as such capital is called by our general partner) for any Fund purpose at any time during the period beginning March 14, 2008 and continuing for 24 months after termination of this offering. Additionally, our general partner may call for amounts of TIAA’s unfunded commitment for certain specified purposes after this period. As of March 31, 2008 and as of the date of the report, the Fund has not called TIAA’s commitment.

          In addition, TIAA-CREF USREF I REIT, LLC, a wholly owned subsidiary of the Fund (described in more detail in Note 1 to the Fund’s financial statements contained herein) (“TC REIT”) has entered (and one or more of our other subsidiaries may in the future enter) into a $25,000,000 short-term revolving credit facility with TIAA. This credit facility is unsecured. While we expect to fund our acquisitions of investments through capital calls from public investors in addition to TIAA’s capital contribution, we may use this credit facility for the purposes of acquiring real estate related investments as bridge financing in anticipation of a capital call. This credit facility will bear a variable interest rate initially equal to the federal funds rate (as such rate changes from time to time) plus 0.68% per annum (based on a 360 day year). In addition, each draw down on the facility will mature in full and be due and payable not more than 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion), the term of the credit facility will initially be for 364 days following March 14, 2008, unless terminated upon 90 days’ advance notice by either TC REIT or TIAA in its sole discretion, and such 364-day term will automatically renew unless terminated upon prior written notice by either TC REIT or TIAA. TIAA will be paid an annual commitment fee of 0.1% of the annual weighted average of the unused portion of the credit facility (based upon a 360 day year). The proceeds of TIAA’s capital contributions and any amounts drawn on the line of credit with TIAA would be available to make acquisitions of real estate related investments and to pay other costs during this offering. At the end of each 364-day term, the interest rate under the credit facility will be subject to review and potential modification, which could result in an increase or decrease in such interest rate. If the credit facility is terminated, the Fund may be required to seek alternative financing from an unaffiliated third-party lender, and the terms of such financing may differ from those contained in the TIAA credit facility. A commitment fee of $1,250 was incurred by TC REIT to TIAA during the first quarter of 2008.

          We may hold an initial closing for the sale of units pursuant to the Fund’s public offering at any time after we have received and accepted subscriptions from investors (not including TIAA or affiliates) for not less than 150,000 units ($150,000,000). Following the initial closing, our general partner may by written notice issue a call for capital contributions from those investors whose subscriptions for units have been accepted and who have been admitted to the Fund as limited partners. After the initial closing, we may have one subsequent closing when we have received and accepted additional subscriptions from investors in the offering, up to a maximum of 300,000 units ($300,000,000). The Fund will not have more than two closings. We expect that substantially all of the proceeds from the offering of units will be available to make real estate related investments and pay principal and interest under our line of credit from TIAA and other costs, including payment of fees and expenses to the Asset Manager and its affiliates.

          Our general partner expects to call for capital contributions from TIAA and limited partners acquiring units in the offering as and when needed to make payments in connection with prospective real estate related investments or to retire indebtedness incurred under our credit facility used to make such payments and to pay fees and expenses of the Fund and its subsidiaries. Our general partner may call for capital contributions from investors admitted as limited partners in this offering for any Fund purpose at any time, in its discretion, during this period commencing with the first date on which investors are admitted as limited partners during the offering and continuing for 24 months after the termination of the offering, which is the end of the Investment Period. Additionally, our general partner may call for amounts of the limited partners’ unfunded capital commitments for certain specified purposes after the Investment Period.

          There can be no assurance that payments of capital contributions will be made when due. In the event of a default in payment of capital contributions, our general partner may make an additional call for capital contributions to make up any shortfall from limited partners who previously made their contributions pursuant to the original call. Alternatively, if the call relates to the acquisition of a real estate related investment, our general partner may seek to make such investment with a third party or may decide not to make such investment. In the event such investment is not made, the Fund could lose an earnest money deposit made in connection with such investment or be subject to other remedies in favor of the prospective seller.

          During the Investment Period, our general partner expects to reinvest our net cash flow (including any net proceeds from the sale, financing or other disposition of a property). Our general partner will have the authority to reinvest proceeds without making a distribution of cash sufficient to cover the limited partners’ U.S. federal, state and local income taxes attributable to the Fund’s operations or the sale, financing or other disposition of any assets.

          We may acquire one or more properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of a property in cash and subsequently obtaining a mortgage loan for that property, if favorable financing terms are available following acquisition. The proceeds from such loan may be used to acquire additional properties and provide further diversification. We also intend to borrow funds to purchase properties.

          Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the investment in and financing of real estate generally as described in more detail above in this section, that it reasonably anticipates will have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Critical Accounting Policies

Basis of Presentation

          In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the FASB issued a final Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that have not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounting of the Fund and all entities in which the Fund has a controlling interest. All intercompany transactions have been eliminated that apply the provisions of the Guide in consolidation.

Basis of Accounting

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The information reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the period presented. All such adjustments are of a normal, recurring nature. Actual results could differ from those estimates. The following is a summary of the significant accounting policies which are consistently followed by the Fund:

          The Fund expects to record investments and related mortgage loans payable, if any, at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon vendor-provided, evaluated prices or internally-developed models that primarily use market-based or independently-sourced market data, including interest rate yield curves, market spreads, and currency rates. Valuation adjustments may be made to reflect credit quality, the Fund’s creditworthiness, liquidity, and other observable and unobservable data that are applied consistently over time. Effective January 1, 2008, the Fund adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” and will apply the appropriate disclosures as the Fund acquires investments.

          The methods described above are considered to produce a fair value calculation that represents a good faith estimate as to what an unaffiliated party in the market place would pay to purchase the asset or would receive to transfer the liability. Since fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, actual realizable values or future fair values may differ from amounts reported. Furthermore, while the Fund believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments, while reasonable, could result in different estimates of fair value at the reporting date.

Cash

          Cash represents cash on deposit in banks and other financial institutions.

Deferred Offering Costs

          Deferred offering costs represent costs associated with the preparation of the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees and will be charged to partners’ capital accounts upon the sale of the units.

Federal Income Taxes

          The Fund is treated as a partnership and not as a corporation for U.S. federal income tax purposes. The Fund will not pay U.S. federal income tax. Instead, each partner will be required to report on its U.S. federal income tax return its distributive share of the Fund’s income or gain, whether or not it receives any actual distribution of money or property from the Fund during the taxable year.

          The REIT subsidiary (“TC REIT”) expects to make elections to be taxed as a real estate investment trust under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders, as required, to maintain its status as a REIT. If the REIT subsidiary fails to qualify as a real estate investment trust, the REIT subsidiary will be subject to federal income tax.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of March 31, 2008 and as of the date of this report, the Fund had no real estate property investments, nor did it hold any real estate related investments or investments in marketable securities. As the Fund and its subsidiaries acquire such investments from time to time, the Fund will be subject to the risks, including interest rate risk, associated with the ownership of real estate and real estate related assets, especially those which are subject to leverage, as described in more detail in “Item 1A. Risk Factors” in Part II of this Form 10-Q.

ITEM 4T.  CONTROLS AND PROCEDURES

          (a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

          Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e)

under the Exchange Act as of March 31, 2008. Based upon the management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.

          (b) Changes in internal control over financial reporting. There have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In the normal course of business, the Fund may be involved in claims or legal actions relating to the ownership and operations of its properties and its business. There are no lawsuits in which the Fund is a party.

ITEM 1A. RISK FACTORS.

          Investment in the Fund’s units of limited partnership interest involves risks. Investors should carefully consider the following risk factors (which replicate in substantial entirety the risk factors contained in the Fund’s prospectus, dated March 14, 2008) in addition to the other information contained in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks might cause investors to lose all or part of their investment. Some statements made in the following risk factors constitute forward-looking statements. Please refer to the section above entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward-Looking Statements.” The terms “we,” “our” and “us” refer to the Fund and its consolidated subsidiaries, unless the context clearly indicates otherwise.

RISKS RELATED TO THE OFFERING OF UNITS IN THE FUND

We have no operating history.

          The Fund has no operating history. The success of the Fund depends upon the skills of the Asset Manager in selecting, managing and disposing of the investments. No assurances can be given that the Fund will be profitable or that any particular investment return will be achieved.

Investors are participating in a “blind pool” offering and must rely totally on the Asset Manager and our general partner for identification and selection of properties.

          The Fund’s offering is commonly referred to as a “blind pool” offering in that, as of inception and as of the date hereof, we do not own any properties and also as of such date, the Asset Manager and our general partner have not identified any properties in which there is a reasonable probability that we will invest. Investors must rely upon the ability of the Asset Manager and our general partner with respect to the investment in and management of unspecified properties, and investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the specific properties in which the proceeds of this offering will be invested. Investors should be aware that the appraisals we obtain for each property we acquire are merely estimates of value and should not be relied upon as accurate measures of true worth or realizable value. We cannot assure investors that we will successfully obtain suitable investments or that, if we make investments, we will achieve our objectives.

TPIS has not conducted an independent review of this offering.

          TPIS, the broker-dealer selling the units on a “best efforts” basis, is an affiliate of our general partner and the Asset Manager. It has not made an independent due diligence review of us or this offering. Investors will not have the benefit of a due diligence review performed by an unaffiliated broker-dealer.

Investors may not take part in an investment by, the management of or otherwise control the business of, the Fund and its subsidiaries.

          Our general partner has overall responsibility for the business and affairs of the Fund, including its investment decisions. Our general partner has delegated substantial discretion to the Asset Manager with respect to the acquisition, management and disposition of our assets. An investor has no right to take part in an investment by, the management of or otherwise control the business of, the Fund and its subsidiaries. Accordingly, an investor must be willing to entrust substantially all aspects of investment, management and administration to the Asset Manager and our general partner.

Our general partner and the Asset Manager may change our investment and operational policies without investors’ consent, which may result in riskier investments.

          Although there is no intent to do so, our general partner and the Asset Manager may change our investment strategy or operational policies at any time without the consent of investors, which could result in the Fund making investments that are different from, and possibly riskier than, the investments described in the Fund’s prospectus. A change in the Fund’s investment strategy may increase its exposure to interest rate and real estate market fluctuations.

We may not be able to raise sufficient funds to achieve diversification of our portfolio.

          Our ability to diversify our investments adequately, both geographically and by type of properties purchased, will be limited by the amount of funds available to us. The amount we have to invest will depend on the amount raised in this offering and the amount of money we are able to borrow. Lack of diversification would increase the potential adverse effect on us and investors.

Although payment of capital contributions will be deferred, an investor will be obligated to make its capital contributions on short notice.

          Payment of some or all capital contributions by investors will be deferred and may be phased over an extended period of time after an investor’s Subscription Agreement is accepted by our general partner and after an investor is admitted as a limited partner at a closing. However, each investor will be subject to calls on short notice from time to time and will be required to contribute its capital contributions within the time frame specified in the capital call, or be deemed a defaulting partner subject to various consequences, and the exercise of remedies by the Fund, as described under “—Consequences of an investor’s failure to make a capital contribution” below.

There are consequences to an investor’s failure to make a capital contribution.

          If an investor defaults on its obligation to contribute a required capital contribution (up to the amount of its capital commitment) when called by the general partner, the entire unpaid balance will continue to bear interest until paid, and such defaulting investor could lose a portion of its investment in the Fund and be subject to the exercise of multiple remedies available to the Fund.

Possible default by a number of investors could result in material adverse consequences to the Fund.

          The failure of a number of investors to contribute their required capital when called could have a material adverse effect on the Fund, its assets and operations and the interests of the other investors. Such failure by investors to contribute on a timely basis, or at all, may cause the Fund to fail to complete or delay an otherwise attractive investment due to lack of funds, cause the Fund to obtain short-term financing to make up any shortfall (including accessing the TIAA credit facility), or to suffer a loss of its investment in one or more properties through a foreclosure by a lender or otherwise, which would likely hurt the Fund’s investment results and could result in adverse U.S. federal income tax consequences.

We may not be able to invest capital commitments during the Investment Period.

          We have a period that began on March 14, 2008 and ends 24 months from the date of the termination of this offering (this entire period is referred to as the Investment Period) in which to select and acquire suitable real estate related investments to purchase with investors’ capital commitments. Our general partner may not call all of our investors’ capital commitment for investment during the Investment Period or, under certain circumstances, may not call all of it even after the Investment Period. If we are unable to find and acquire a sufficient number of such investments before the end of the Investment Period, we will only use any remaining portion of investors’ unused capital commitments for certain purposes. Our inability to invest all of the proceeds represented by investors’ capital commitments may limit our ability to achieve the degree of diversification, both geographically and by type of properties, that we seek.

Investors generally will not receive distributions during the Investment Period and the Fund is not obligated to make distributions at any particular time.

          The Fund intends to re-invest its cash flow (whether received as distributions from TC REIT or otherwise) in additional real estate related assets during the Investment Period. Depending upon the length of this offering, that period could be as long as four years following March 14, 2008 (the date of the Fund’s prospectus). Even though investors do not receive distributions, they will still be allocated their respective share of any taxable income from the Fund. As a result, investors may be required to make an out-of-pocket payment for any U.S. federal, state or local income taxable liability they incur as a result of their investment in the Fund.

          After the Investment Period, the Fund will not be required to make distributions at any particular time, although the Fund expects to make quarterly distributions of available cash after the Investment Period. See “The availability and the timing of cash distributions are uncertain” below.

This is a highly illiquid investment, there is not currently, and likely never will be, a public market for the units, and an investment in units is suitable only for long-term investors.

          There is no public trading market available for the units, it is not likely that a public market will develop and further, it is not likely that an active private market will develop. The Fund will not list the units for trading on any securities exchange or any inter-dealer quotation system at any time. The partnership agreement contains restrictions on the transferability of units, and transferability of the units is subject to compliance with applicable securities laws and tax law requirements (including requirements in the Fund’s partnership agreement that no transfer will be allowed if it causes any of the REIT subsidiaries to fail to qualify as a REIT or causes the Fund to be a “publicly traded partnership” under the Code) and to the consent of our general partner. Also, even if a transfer is permitted under applicable law and our partnership agreement, there may not be an acceptable purchaser for the units and the Fund has no obligation to find a purchaser for the units if an investor desires to sell. Any such purchaser would also need to satisfy the suitability requirements that investors purchasing units in this offering must satisfy. Accordingly, investors may find it difficult to sell their units for cash or they may have to sell their units at a substantial discount. Investors may not be able to sell their units in the event of an emergency, and their units are not likely to be accepted as collateral for a loan. We do not anticipate completely liquidating and winding up the Fund for at least seven (7) years after the termination of this offering. As a result, investors should consider the purchase of units as a long-term investment.

Covenants in our debt agreements could adversely affect our financial condition.

          The Fund and its subsidiaries may incur substantial borrowings to finance the acquisition of properties. We will use debt financing, which may include borrowings under a line of credit and debt secured by individual properties, to finance our acquisition activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our ability to achieve our investment objectives and policies, including, without limitation, appreciation in the value of our investments and preservation of investors’ capital, could be materially adversely affected.

          The mortgages on our properties will likely contain customary covenants such as those that will limit our ability, without the prior consent of the lender, to immediately repay the mortgage without penalty, to further mortgage the applicable property or to discontinue insurance coverage. In addition, each draw down under the credit facility with TIAA is expected to be due and payable in full within 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion). If we breach covenants in our debt agreements, the lenders could declare a default, and we may then be required to repay such debt with capital from other sources, or, if the debt is secured, the lenders could take possession of the property securing the defaulted loan through the foreclosure of their mortgage rights. In addition, our debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving such lenders the right to declare a default on otherwise non-defaulted loans if we are in default under other loans in some circumstances. Further, in the future our ability to satisfy a lender’s insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage than is available to us in the marketplace or on commercially reasonable terms.

Increases in interest rates could increase the amount of future debt payments and limit our ability to pay distributions to our limited partners.

          Higher interest rates will increase our cost of borrowing. Additionally, some of our borrowings may bear interest at variable rates. Interest rate increases would increase our interest cost on such borrowings. These factors would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay debt in the future during periods of higher interest rates, we might sell one or more of our investments (rather than obtain new financing) in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

Payment of fees and expenses to the Asset Manager and its affiliates will reduce cash available for investment and distribution.

          The Fund and its subsidiaries will pay the Asset Manager acquisition and asset management fees for services in connection with the selection, acquisition and management of our assets, as well as reimburse the Asset Manager for certain expenses. In addition, we expect to enter into a short-term revolving line of credit pursuant to which TIAA will be paid interest on our borrowings under the line of credit, as well as a commitment fee. These fees and expenses will reduce the amount of cash available for investment in properties or distribution to limited partners. Moreover, these fees and expenses will be paid regardless of the profitability of the Fund.

Following the offering period, the value of investors’ units may be uncertain, and appraisals of our real estate properties and valuations of our investments in other real estate related assets are estimates of market value and may not necessarily correspond to realizable value.

          Among other reasons, for purposes of (1) determining, on a quarterly basis, the Fund’s gross asset value in connection with the calculation of the asset management fee payable to the Asset Manager, and (2) deriving the estimated value of units following the offering period, we intend to conduct internal and external appraisals of our properties. These appraisals may also be used in determining the redemption value of units in the event that all or some of a limited partner’s units are required to be redeemed or sold under certain circumstances. We intend to have each real property appraised at least annually by an independent state-certified appraiser who is a member of a professional appraisal organization. In addition, we intend that the Asset Manager, or an affiliate thereof, will perform an internal valuation of each real property on at least a quarterly basis. Alternatively, some or all of these quarterly valuations may be performed instead by independent appraisers. Further, we intend to receive appraisals on properties at the time we acquire them.

          Appraisals are inherently subjective in certain respects and rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the properties. Furthermore, appraisals are based in large part on information as of the end of a calendar quarter, and market, property and other conditions may change materially after that date. Accordingly, such appraised values may not accurately reflect the actual market values of the properties and, thus, may not accurately reflect valuation information.

The availability and the timing of cash distributions are uncertain.

          We cannot assure investors that sufficient cash will be available after the Investment Period to make distributions to investors from either net cash from operations or net proceeds from the sale of properties. We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our partners. In addition, our general partner, in its discretion, may retain any portion of such funds for tenant improvements, leasing commitments, tenant refurbishments and other lease-up costs or for working capital reserves.

          The amount of cash available for distribution will depend upon a number of variables, including our ability to attract and retain tenants at our properties, the lease rates we are able to achieve and the overall operating performance of our properties, as well as the performance of our other real estate related investments, in addition to many other factors. We may not be able to maintain or increase distributions over time and, under some circumstances, may not be able to make any distributions. Among the factors that may affect our ability to make distributions after the Investment Period are possible lower than anticipated cash flows from our properties and other real estate related investments due to a decline in general economic or real estate market conditions or unexpected increases in operating costs or capital expenditures for our properties. We cannot assure investors of the timing or amount of any distributions we will be able to make.

Investors’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

          We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting and proxy disclosure requirements; and

•	other rules and regulations that would significantly increase our operating expenses.

          Generally, a company is an “investment company” and required to register under the Investment Company Act if, among other things, it holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such company’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so as not to have to register under the Investment Company Act.

          To maintain compliance with the exemptions from the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The admission of ERISA investors to the Fund may reduce investors’ investment return.

          As discussed under “Certain Considerations Applicable to ERISA, Governmental and Other Plan Investors,” our general partner intends to conduct the operations of the Fund so that the assets of the Fund will not be deemed to constitute “plan assets” of investors which are subject to the fiduciary provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA), or the prohibited transaction rules of Section 4975 of the Code (Benefit Plan Investors). If, however, the Fund were deemed to hold “plan assets” of Benefit Plan Investors, (i) ERISA’s fiduciary standards would apply to the Fund and might materially affect the operations of the Fund, and (ii) any transaction with the Fund could be deemed a transaction with each Benefit Plan Investor and may cause transactions into which the Fund might enter in the ordinary course of business to constitute prohibited transactions under ERISA and Section 4975 of the Code. In order to avoid having the Fund’s assets treated as “plan assets,” our general partner may seek to manage the assets and activities of the Fund so as to qualify as an “operating company,” and that may adversely affect the operations of the Fund. For example, our general partner may decide not to make an otherwise favorable investment because it would not count as a qualifying investment for purposes of the operating company requirements, or our general partner may decide to liquidate a given investment at an otherwise disadvantageous time based on these requirements. As an alternative means of avoiding the Fund’s assets being treated as “plan assets,” the Fund may satisfy the requirements of the “publicly-offered securities” exception.

GENERAL RISKS RELATED TO INVESTMENTS IN REAL ESTATE

Unfavorable changes in market and economic conditions could reduce occupancy or rental rates and the market value of our real estate properties and adversely affect the value of our other real estate related assets, which in turn could have a material adverse effect on our cash flow and therefore our ability to achieve our investment objectives.

          The markets and economic conditions in the markets where our properties will be located may significantly affect occupancy or rental rates. Decreased occupancy and/or rental rates or rising expenses in connection with the operations of our properties in those markets would decrease our cash flow, which in turn, could significantly affect our ability to achieve our investment objectives, including those of capital appreciation and preservation of capital. The risks that may affect conditions in those markets include, but are not limited to, the following:

•	the economic climate, which may be adversely impacted by business closings, industry slowdowns;

•	employment losses and other factors;

•	conditions of real estate property sectors such as an oversupply of, or a reduced demand for, certain types of real estate properties;

•	limited availability of financing for our real estate investments on favorable terms if at all;

•	decline in population or shifting demographics that adversely affects occupancy or rental rates;

•	the inability or unwillingness of lessees to pay rent increases;

•	increases in tax rates, utility costs, insurance premiums, repairs, maintenance and other operating costs;

•

the potential effect of rent control or rent stabilization laws, or other laws regulating housing, on any of our multifamily properties, which could prevent us from raising rents to offset increases in operating costs; and

•	the rental market conditions which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

          To the extent that the Fund invests in properties that are under development or to be renovated or for which construction or redevelopment has not been completed at the time of its investment, the Fund will be subject to the risks of development and construction of properties, including possible cost overruns and reliance on the ability and financial capacity of the developer to complete construction or renovation of the property in accordance with the approved plans and specifications.

          If the Fund invests in a property for which the seller or a joint venture partner agrees to provide or guarantee a certain minimum level of income or cash flow, the Fund will be subject to the risk that the seller or joint venture partner may not have, or be able to maintain, the financial ability to fulfill such obligation during the term of such agreement or guarantee, and in the event it is not able to do so, the Fund could suffer a loss in value for the property.

A property that incurs a vacancy could be difficult to sell or lease.

          A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In the case of a default under a lease, we may experience a delay in, or an inability to effect, the enforcement of our rights against the defaulting tenant and the collection of rent due, including the defaulting tenant’s share of operating costs and real estate taxes, particularly if the default is due to the tenant’s bankruptcy. A significant delay, as well as the possible substantial expense incurred, in collecting rent from a defaulting tenant, may have an adverse effect on our revenues. Further, in the event a tenant vacates its space at our property, whether as a result of a default, the expiration of the lease term or otherwise, we may not be able to re-lease the vacant space for as much as the rent payable under the previous lease or not at all, and we may not be able to re-lease such space without incurring substantial expenditures for tenant improvements and other lease-up related costs. A delay in re-leasing vacant space or in releasing such space at acceptable rental rates may have an adverse effect on our revenues.

          Further, in some instances, our properties may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. For example, many companies desire space with an open floor plan. We may have difficulty obtaining a new tenant for any vacant space in our properties, particularly if the floor plan limits the types of businesses that can use the space without major renovation, which may require us to incur substantial expense in re-planning the space.

          Regardless of the reason, if a vacancy on any of our properties continues for a long period of time, we may suffer increased expenditures, reduced revenues or both. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

The terms of new or renewal leases may result in a reduction in our income.

          Even if we are successful in obtaining new or renewal leases at our properties, the terms of any such new or renewal leases may be less favorable to us than the previous lease terms. Certain significant expenditures that we, as a landlord, may be responsible for, such as mortgage payments, real estate taxes, utilities and maintenance costs, generally are not reduced as a result of a reduction in rental revenues. If lease rates for new or renewal leases are substantially lower than those for the previous leases, our rental income might suffer a significant reduction that may adversely affect our ability to make distributions and the value of our properties may decrease.

Uncertain market conditions and the broad discretion of the Asset Manager relating to the future disposition of properties could adversely affect the return on investors’ investment.

          We generally will hold the various real properties in which we invest until such time as the Asset Manager determines that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. The real estate market is affected by a number of factors beyond our control, including, among others, the availability of financing, interest rates and the supply of and demand for available tenant space. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot make assurance that we will be able to sell our properties for their full value or at a profit in the future. For any particular property, we may be required to make expenditures for improvements to, or to correct defects in, the property before we are able to sell it. Additionally, we may not be able to sell a property at the price, on the terms or within the time frame we may seek. Accordingly, the timing of liquidation of the Fund and the extent to which investors may receive distributions and realize potential appreciation on our real estate investments may be dependent upon fluctuating market conditions.

          The price we obtain from the sale of a property will depend upon various factors such as the property’s operating history, demographic trends in the property’s locale and available financing for, and the tax treatment of, real estate investments. We may not realize significant appreciation and may even incur losses on our properties and other investments. The recovery of any portion or all of an investment and any potential return thereon will depend on the amount of net proceeds we are able to realize from a sale or other disposition of our properties and other real estate related investments.

We may not have funding for future tenant improvements, lease commitments, tenant refurbishments or other needs.

          When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements, lease commitments and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in our properties, and we do not anticipate that we will maintain substantial permanent working capital reserves. We have no identified external funding source (i.e., outside of our ability to call our limited partners’ capital up to the amount of their commitments or our ability to generate cash flow from the operations and sales or financings of our properties) to provide funds which may be required in the future for tenant improvements, lease commitments, tenant refurbishments and other lease-up costs in order to attract new tenants, and we do not intend to use our credit facility with TIAA to fund such lease-up. Further, if the TIAA credit facility, which is terminable by either party at the end of each 364 day term, is terminated by either the Fund or TIAA, the Fund may be required to seek alternative financing from an unaffiliated third-party lender, and the terms of such financing may not be as favorable to the Fund as those under the TIAA credit facility. We cannot make assurance that any such source of funding will be available to us for such purposes in the future.

Our retail properties will be subject to risks in addition to those discussed elsewhere.

          Some of the properties we expect to own and operate will be retail properties. In addition to various risks discussed elsewhere, these properties will be subject to the following risks as well. In general, tenants at traditional retail centers face possible changing consumer preferences, as well as increased competition from other forms of retail selling such as discount shopping centers, outlet centers and internet sales.

          A number of leases at our retail properties may include a provision for rent in addition to or in lieu of a base amount that is dependent upon a specified percentage of sales our retail tenants achieve. Under leases that contain such percentage rent clauses, rental revenues we receive may increase as a result of increased sales revenues of such tenants. During a general economic downturn, retail tenants generally experience reduced revenues. As a result, the portion of revenues we may obtain from percentage rents may also decline in a general economic downturn.

          In the event an anchor tenant at a retail center we own (i.e., typically a tenant occupying a large portion of the gross leaseable area of the retail center) becomes insolvent, suffers a downturn in its business or does not renew its lease, our retail center will experience a reduction or cessation of rental revenue that could have a significant adverse effect on that property. Additionally, other tenants at the retail center may have provisions in their leases that permit them to terminate their leases or pay reduced rent if an anchor tenant’s lease is terminated or if an anchor tenant does not remain open for business at the center. Even without such a lease provision, other tenants may not renew their leases at the expiration of their terms due to an anchor tenant’s lease termination or cessation of operation at the center. In any of these instances, we may experience increased vacancies or reduced rental revenues above and beyond that resulting from the anchor tenant’s situation. Additionally, if we are not able to re-lease the anchor tenant’s space to another anchor tenant, we may have to incur substantial expense in order to subdivide or remodel the space for rent to more than one tenant.

Properties we acquire may have liabilities or other adverse conditions.

          We intend to perform appropriate due diligence for each property or other real estate related investment we acquire. We also will seek to obtain appropriate representations and indemnities from sellers in respect of such properties or other investments. We may, nevertheless, acquire properties or other investments that are subject to uninsured liabilities or that have problems involving environmental conditions, physical defects, state of title, compliance with zoning laws or building codes or other matters, whether or not we are aware of such liabilities or other conditions at the time of acquisition. In some instances, we may have only limited or perhaps even no recourse for any such liabilities or other conditions or, if we have received indemnification from a seller, the resources of such seller may not be adequate to fulfill its indemnity obligation. As a result, we could be required to resolve or cure any such liability or other adverse condition, and such pay-

ment could have an adverse effect on our cash flow available to meet other expenses or to make distributions to our partners.

Our investments will be subject to risks from the use of borrowed funds.

          We intend to acquire our properties subject to existing financing or by borrowing funds. We may also incur or increase our indebtedness by obtaining loans secured by certain of our properties or other investments in order to use the proceeds for acquisition of additional properties.

          Under our investment guidelines, we may incur indebtedness on any one property of up to 70% of its gross asset value at the date such indebtedness is incurred and up to 50% of the gross asset value of our investment portfolio, determined at the later of the end of the Investment Period and the date such indebtedness is incurred. In general, for any particular property, we will expect that the property’s cash flow will be sufficient to pay the cost of its mortgage indebtedness, in addition to the operating and related costs of the property. However, if there is insufficient cash flow from the property, we may be required to use funds from other sources to make the required debt service payments, which generally would reduce the amount available for distribution to our partners. The incurrence of mortgage indebtedness increases the risk of loss from our investments since one or more defaults on mortgage loans secured by our investment properties could result in foreclosure of those mortgage loans by the lenders with a resulting loss of our investment in the properties securing the loans. For tax purposes, a foreclosure of one of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If that outstanding balance exceeds our tax basis in the property, we would recognize a taxable gain as a result of the foreclosure, but we would not receive any cash proceeds as a result of the transaction.

          We may, under some circumstances, provide a guaranty on behalf of a joint venture or other entity that owns one of our properties. In this case, we would be liable to the lender for payment of the indebtedness if it is not paid by the borrowing entity. If any mortgage loans we incur have cross-collateralization provision (i.e., so that more than one property secures the same mortgage loan) or cross-default provisions (i.e., so that a default under one mortgage loan constitutes a default under another mortgage loan), there is a risk that more than one property may be affected by a default.

          Mortgage loans or other financing arrangements with balloon payments in which all or a substantial portion of the original principal amount of the loan is due at maturity, may involve greater risk of loss than those financing arrangements in which the principal amount of the loan is amortized over its term. At the time a balloon payment is due, we may or may not be able to obtain alternative financing on favorable terms, or at all, to make the balloon payment or to sell the property in order to make the balloon payment out of the sale proceeds.

          If interest rates are higher when we obtain replacement financing for our existing loans, the cash flows from our properties, as well as the amounts we may be able to distribute to our partners, could be reduced. We may also not be able to borrow as much when we refinance our indebtedness since higher interest rates will increase our borrowing costs and reduce the amount of debt service our properties are able to pay.

          In some instances, we may only be able to obtain recourse financing, in which case, in addition to the property or other investment securing the loan, the lender may also seek to recover against our other assets for repayment of the debt. Accordingly, if we do not repay a recourse loan from the sale or refinancing of the property or other investment securing the loan, the lender may seek to obtain repayment from one or more of our other assets.

We may have shared control for certain of our joint venture investments, which involve various risks.

          There may be shared control with respect to some of our joint venture investments. Those investments may involve risks not present in other types of investments, such as the possibility that the other co-venturer may become bankrupt or have economic or business interests or goals inconsistent with those of the Fund. Actions taken by the co-venturer may subject the investment to liabilities in excess of or other than those contemplated by the Fund. It may also be more difficult for the Fund to sell its interest in the joint venture. If control over a joint venture is shared with another person, deadlocks could result which could delay the execution of the business plan for the joint venture, require the Fund to engage in a buy-sell of the joint venture with the co-venturer or partner or conduct the forced sale of such joint venture’s investment or otherwise adversely affect the investment’s returns or value. In addition, joint ventures and other entities in which the Fund invests may provide compensation to the other joint venturer or other parties in connection with the acquisition, financing, asset management, property management, leasing, development, construction and disposition of investments.

Our limited control and passive investments will lack liquidity and be subject to other risks.

          Up to 20% of aggregate capital commitments may consist of limited control or passive investments, such as ventures where the Fund has limited voting rights, non-voting limited partnership interests, mortgage loans or minority interests in operating companies. The success of such investments may depend on the success of such companies or, in the case of mortgage loans, the borrowers. The Fund is unlikely to have any control over the management of any such operating company and is likely to have only limited ability to oversee the borrower’s operation of its property. The securities will not be publicly held and may be thinly traded and relatively illiquid, or may cease to be traded after acquisition. Because of this the Fund may not be able to promptly liquidate the investments if the need should arise. Further, the sale of thinly traded securities could depress the market value of such securities and increase any losses associated with such sale. Investments in securities are subject to market forces and risk the permanent loss of capital as a result of adverse market developments, which can be unpredictable.

Uninsured losses relating to real property may adversely affect investors’ returns.

          The Asset Manager will attempt to assure that all of our properties are comprehensively insured (including liability, fire, and extended coverage) in amounts sufficient to permit replacement in the event of a total loss, subject to applicable deductibles. However, to the extent of any such deductible and/or in the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such loss. Also, certain types of losses, generally of a catastrophic nature, resulting from, among other things, earthquakes, floods, hurricanes or terrorist acts may not be insurable or even if they are, such losses may not be insurable on terms commercially reasonable to the Fund. Further, we may not have a sufficient external source of funding to repair or reconstruct a damaged property, and we cannot make assurance that any such source of funding will be available to us for such purposes in the future.

          As stated in the Fund’s prospectus, the Fund intends to hold substantially all of its real estate related assets through TIAA-CREF USREF I REIT, LLC (a wholly controlled subsidiary of the Fund that expects to elect to be taxed as a real estate investment trust (“TC REIT”)) and possibly through other direct or indirect subsidiaries of the Fund. To the extent that TC REIT acquires its ownership interests in each real estate related asset directly and not through a special purpose subsidiary of TC REIT, in the event any one investment suffers a major loss or liability in excess of the value of the investment, the other assets of TC REIT (and thus, indirectly, assets in which the Fund has an interest) would be available to satisfy TC REIT’s obligations with respect to this investment without requiring the claimants to pierce the corporate veil of a special purpose entity. See “The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and cash available for any distributions” below.

Competition for investments may increase costs and reduce returns.

          We will experience competition for real property investments from individuals, corporations and bank and insurance company investment accounts, as well as other real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. We compete against other potential purchasers of properties of high quality commercial properties leased to creditworthy tenants and residential properties and, as a result of the weakened U.S. economy, there is greater competition for the properties of the type in which we invest. Some of these competing entities may have greater financial and other resources allowing them to compete more effectively. This may result in our paying higher prices to acquire properties than we otherwise would, or we may be unable to acquire properties that we believe meet our investment objectives and are otherwise desirable investments.

          In addition, our properties may be located close to properties that are owned by other real estate investors and that compete with us for tenants. These competing properties may be better located and more suitable for desirable tenants than our properties, resulting in a competitive advantage for these other properties. We may face similar competition from other properties that may be developed in the future. This com-

petition from other properties that may be developed in the future. This competition may limit our ability to lease space, increase our costs of securing tenants, limit our ability to charge rents and/or require us to make capital improvements we otherwise would not to make our properties more attractive to prospective tenants. As a result, we may suffer reduced cash flow with a decrease in distributions we may be able to make to our partners.

Delays in acquisitions of properties may adversely affect an investment in the Fund.

          Delays we encounter in the selection and acquisition of properties could adversely affect investors’ returns. This may result in delays in the distribution of cash to investors and may reduce investors’ overall return from their investment in units.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

          All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

          Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

          It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to investors.

Terrorist attacks or other acts of violence or war may affect the industry in which we operate, our operations and our profitability.

          Terrorist attacks may harm our results of operations and the value of an investment in the Fund. We cannot make assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secure our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could reduce demand for space in our properties due to the adverse effect on the economy and thereby reduce the value of our properties.

We will be subject to risks related to the geographic concentration of the properties in which we invest.

          While we intend to acquire properties throughout the United States, we expect that the substantial majority of our transactions will relate to properties located in the 50 largest U.S. metropolitan areas. If the commercial or residential real estate markets or general economic conditions in these geographic areas decline, we may experience a greater rate of default by tenants on their leases with us with respect to properties in these areas and the value of the properties in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

We will be subject to a number of legal and regulatory requirements.

          Federal and state laws and regulations generally regulate the ownership, leasing and operation of real estate, including, without limitation, the Americans with Disabilities Act. Violations of those laws and regulations could materially adversely affect our business, financial condition and results of operations. We cannot predict the extent to which any law or regulation that may be enacted or enforced in the future may affect our operations. In addition, the costs to comply with these laws and regulations may adversely affect our profitability. Future changes to the laws and regulations affecting us, including changes affecting the ownership and operation of real estate, such as environmental and zoning laws and regulations, and the methods or manner in which to comply with such laws and regulations, and changes to the Code applicable to the taxation of limited partnerships or REITs, could make it more difficult or expensive for us to comply with such laws or otherwise harm our business.

A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential tenants, which could reduce overall tenant demand for our properties.

          Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, if the present value of a company’s minimum lease payments equal 90% or more of a property’s fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company’s balance sheet. If, however, the present value of the minimum lease payments is less than 90% of the property’s value, the lease is considered an operating lease, and the obligation does not appear on the company’s balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet. The SEC has conducted a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board and the International Accounting Standards Board recently indicated that they will be jointly studying the leasing accounting rules and guidance relating to such rules, and they may propose changes to the current rules. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing the net offering proceeds from this offering, and make it more difficult for us to enter into leases on terms the Asset Manager finds favorable.

RISKS RELATED TO OUR RELATIONSHIP WITH THE ASSET MANAGER AND ITS AFFILIATES

The Fund will approve very broad investment guidelines for the Asset Manager, which will provide asset and investment management services to the Fund.

          The Asset Manager will be authorized to follow very broad investment guidelines and will have great latitude within the broad parameters of our investment guidelines in determining the types of assets it may select as proper investments for us. Accordingly, subject to the overall supervision and control of our general partner, the Asset Manager will exercise substantial discretion in connection with the acquisition of real estate related investments, as well as in connection with the management, operation and disposition of such investments. Accordingly, our ability to achieve our investment objectives will depend to a substantial extent on the Asset Manager’s exercise of its discretion in selecting, negotiating and managing investments on our behalf. Our general partner will review our investment guidelines on at least an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as it deems appropriate.

Conflicts involving the asset management agreement.

          Our general partner and the Asset Manager determined the terms of the asset management agreement, including the amount of acquisition and asset management fees to be paid, and such terms are not the result of arm’s length negotiation. Additionally, our general partner, as an affiliate of the Asset Manager, may have an incentive to shorten the holding period for our real estate investments and sell them sooner in order to permit the Asset Manager to receive acquisition fees on the reinvestment of the net proceeds from such sales. Our general partner may also have an incentive to extend the duration of our term from seven years to as many as 10 years in order to allow further payment of asset management fees to the Asset Manager.

The Asset Manager will face conflicts of interest relating to time management.

          During times of intense activity in other programs and investments, the Asset Manager may devote less time and resources to our business than otherwise since the officers of the Asset Manager and its affiliates are also significantly involved in real estate investments for TIAA and its affiliates. Because the Asset Manager and its affiliates have interests in other real estate programs and accounts and also engage in other business activities, they will have conflicts of interest in allocating their time between our business and these other activities. Investors should note that our partnership agreement does not specify any minimum amount of time or level of attention that our general partner or the Asset Manager is required to devote to the Fund. If the Asset Manager, for any reason, is not able to obtain investment opportunities for us consistent with our investment objectives in a timely manner, or to effectively manage the investments we do acquire, we may have lower returns on our investments.

The Asset Manager and its affiliates will face conflicts of interest relating to the purchase, sale and leasing of properties.

          We may be buying properties at the same time as TIAA and its affiliates that have similar investment objectives to those of the Fund. There is also a risk that the Asset Manager will choose a property that provides lower returns to us than a property purchased by TIAA and its affiliates. Further, we will likely acquire properties in geographic areas where TIAA and its affiliates own properties. In addition, the Fund may desire to sell a property at the same time another TIAA affiliate is selling a property in an overlapping market. Conflicts could also arise because some properties owned by TIAA and its affiliates may compete with the Fund’s properties for tenants. Among other things, if one of the TIAA entities attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. TIAA has adopted allocation policies and procedures applicable to the purchasing conflicts scenario, but we cannot make assurance that the resolution of such conflicts will not be economically disadvantageous to the Fund. As a result of the Asset Manager’s obligations to TIAA and its affiliates, including other current and potential TIAA-sponsored investment vehicles with similar objectives to those of the Fund, we cannot make assurance that the Fund will be able to take advantage of every attractive investment opportunity that otherwise is in accordance with the Fund’s investment objectives.

Our general partner has a limited net worth.

          Our general partner is responsible for the affairs and the management of the Fund. The net worth of our general partner consists primarily of a promissory note issued by TIAA, its parent company, and this note is limited to $1,000,000 in principal amount. Accordingly, our general partner will not be in a position, and has no obligation, to render us financial assistance if the need arises.

The termination or replacement of the Asset Manager could trigger a default or repayment event under our mortgage loans for some of our properties.

          Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of Teachers Advisors, Inc. as our Asset Manager an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require them. If an event of default or repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives, including, without limitation, appreciation in the value of our properties, could be materially adversely affected. In that event, we may be required to find replacement financing to repay the existing loan, and the terms of the replacement financing may not be as favorable as those of the existing loan. If replacement financing is not available, we may be required to sell the property, and the timing and terms of such sale may not be as favorable to us as those that could be obtained in a future sale. Alternatively, the existence of such provisions in our loan agreements may, as a practical matter, limit the right of a majority in interest of our limited partners to terminate the asset management agreement.

Our rights and the rights of our limited partners to recover claims against our general partner and its affiliates are limited.

          Our partnership agreement provides that neither our general partner nor any affiliate thereof engaged in the performance of services on behalf of the Fund (the indemnified parties) will be liable or accountable to the Fund or any partner for any act or omission performed or omitted by them or for any losses, claims, costs, damages or liabilities arising from such act or omission if the general partner or the Asset Manager has determined, in good faith, that such act or omission was in the best interest of the Fund and such losses, claims, costs, damages or liabilities were not the result of misconduct or negligence by the indemnified party. Further, subject to certain limitations, the indemnified parties will be indemnified by the Fund against any losses, claims, costs, damages or liabilities suffered by them by reason of any act or omission arising out of activities on behalf of the Fund or in furtherance of the interests of the Fund if the general partner or the Asset Manager has determined, in good faith, that the act or omission which caused the losses, claims, costs, damages or liabilities was in the best interest of the Fund and such losses, claims, costs, damages or liabilities were not the result of misconduct or negligence on the part of the indemnified party. In the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933, as amended, is contrary to public policy and therefore unenforceable on the part of the indemnified party. As a result, we and our limited partners may have more limited rights against our general partner and its affiliates than might otherwise exist in the absence of such provisions. In addition, we may be obligated to fund the defense costs incurred by our general partner in some cases, and our general partner may require limited partners to contribute their unfunded capital commitments in order to satisfy such obligations.

TIAA and its affiliates may have substantial influence in voting on certain matters.

          Because TIAA and its affiliates will own a large percentage of the units, they may have substantial influence on, or as a practical matter, be in a position to block, matters that become subject to a vote of the limited partners. While TIAA and its affiliates may not vote their units on an issue of removal of the general partner or the Asset Manager or on other transactions between the Fund and the general partner and the Asset Manager, TIAA and its affiliates may vote their units on other issues, including the approval or disapproval of the sale of all or substantially all of the Fund’s real estate related assets, a dissolution of the Fund, the election of a new general partner in the event of a removal of the current general partner and various amendments to the partnership agreement. As a result, the manner in which TIAA and its affiliates vote their units may, to a large extent, determine how the matter subject to the vote will be decided.

Counsel does not represent the Fund or the limited partners.

          Mayer Brown LLP acts as legal counsel to our general partner, the Asset Manager, TIAA and TPIS. It does not represent the Fund or the limited partners (other than TIAA) with respect to the Fund, although it may represent an individual or entity which becomes a limited partner in the Fund in another matter. An investor may wish to retain separate counsel to ensure that its interests with respect to the Fund are protected.

Our annual statement of value will be an estimate only and may not represent realizable value.

          The net asset value of each unit will be deemed to be $1,000 until the end of the first full fiscal year following the completion of this offering. Thereafter, the Asset Manager will estimate the net asset value of each unit. The annual statement of value that we will send will only be an estimate as of the close of our fiscal year and may not reflect the actual value of our units. The value will be based upon an estimated amount the Asset Manager determines could be received if our properties and other assets were sold and the sale proceeds, together with our other funds, were distributed after payment of all expenses and liabilities pursuant to a liquidation. It is possible that (i) the estimated value in any annual statement may not be realized by us or by our partners upon our liquidation; (ii) our partners may not realize that estimated value if they were to sell their units; or (iii) an annual statement of value may not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

U.S. FEDERAL INCOME TAX RISKS

The Internal Revenue Service may challenge our characterization of material tax aspects of an investment in our units of limited partnership interest.

          An investment in units involves U.S. federal, state and local income tax risks. Investors are urged to consult with their own tax advisor with respect to the U.S. federal, state and local tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein.

Investors may realize taxable income without cash distributions, and investors may have to use funds from other sources to pay their tax liabilities.

          As our limited partner, investors will be required to report their allocable share of our taxable income on their personal U.S. federal and state (and possibly local) income tax returns regardless of whether they have received any cash distributions from us. The limited partnership units may be allocated taxable income in excess of investors’ cash distributions. In general, we do not intend to make distributions between the inception of the Fund and the end of the Investment Period, but rather expect to reinvest any excess cash. In addition, we may establish reasonable reserves for working capital. The establishment and maintenance of these reserves will reduce the amount of cash otherwise distributable to investors and could result in them not being distributed cash equal to their taxable income that results from the allocation of income from us. In such event, investors may be required to make an out-of-pocket payment for any tax liability resulting from such excess taxable income.

We could be characterized as a publicly traded partnership taxed as a corporation, which would have an adverse tax effect on investors.

          If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to investors could be treated as portfolio income to investors rather than passive income. We believe that we will be classified as a partnership and not as an association or publicly traded partnership taxed as a corporation. However, we cannot make assurance that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a corporation due to the following factors:

•	the complex nature of the Internal Revenue Service safe harbors;

•	the lack of interpretive guidance with respect to such provisions; and

•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

          The U.S. federal income tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations we use are not recognized, limited partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our limited partners might also be required to incur the costs of amending their individual returns.

We may be audited, which could result in the imposition of additional tax, interest and penalties.

          Our U.S. federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of an investor’s tax return that may require adjustments of items unrelated to an investment in us, in addition to adjustments to various partnership items. In the event of any such adjustments, investors might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Investors may also be liable for interest on any underpayment and penalties from the date their tax was originally due. The tax treatment of all partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our general partner is primarily responsible for contesting U.S. federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our general partner may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service. Further, our general partner may cause us to elect to be treated as an electing large partnership. If it does, we could take advantage of simplified flow-through reporting of partnership items. Adjustments to partnership items would continue to be determined at the partnership level, however, any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our general partner will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

We may not be able to successfully qualify each REIT subsidiary as a REIT.

          A REIT subsidiary must satisfy certain tests in order to qualify for tax status as a REIT. Such tests include requirements with respect to the composition of a REIT subsidiary’s owners, its gross income and assets, the amount, timing and manner of distributions, and certain other requirements. In general, the gross income and asset tests require that a REIT subsidiary’s assets and operations are focused on real estate, including the ownership of rental real estate and/or mortgages and certain related instruments.

          Although we intend to operate each REIT subsidiary so that it qualifies as a REIT, no assurance can be given that the Internal Revenue Service will not challenge a REIT subsidiary’s qualification as a REIT, or that each REIT subsidiary will be able to operate in accordance with REIT requirements in the future.

          In the event that a REIT subsidiary fails to qualify as a REIT in any taxable year, and certain relief provisions do not apply, the REIT subsidiary would be subject to U.S. federal and state (and possibly local) income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to the investors. Distributions made by a REIT subsidiary to us in any year in which it fails to qualify as a REIT would not be deductible by such REIT subsidiary, nor would such REIT subsidiary be required to make such distributions. Unless a REIT subsidiary is entitled to relief under specific statutory provisions, such REIT subsidiary would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost.

Even if a REIT subsidiary qualifies as a REIT, it may be subject to certain taxes.

          Even if a REIT subsidiary (including TC REIT) qualifies as a REIT, the REIT subsidiary may be subject to U.S. federal (as well as state and possibly local) income, excise, and certain other taxes in various circumstances. For example, the REIT subsidiary will be subject to U.S. federal income tax on earnings that are not distributed, may be subject to alternative minimum tax, certain excise taxes if its distributions are not timely, and certain penalty taxes to the extent that it needs to rely upon specific relief provisions following the violation of a REIT qualification requirement in order to maintain its status as a REIT. A REIT is also subject to a 100 percent tax on gains from “prohibited transactions,” which are sales of assets that it holds as inventory or dealer property, including generally, but not limited to, sales of condominium units.

          We intend to make investment decisions and to structure each REIT subsidiary’s investments in a manner that takes into account REIT qualification requirements and income and other tax considerations, including the potential for tax on prohibited transactions.

Impact of taxable REIT subsidiaries.

          Each REIT subsidiary may hold certain assets and conduct certain operations through taxable subsidiary entities, known as “Taxable REIT subsidiaries,” in order to satisfy the REIT income, asset or other qualification requirements, or to avert liability for the 100 percent tax on prohibited transactions. Net income generated by such subsidiaries will generally be subject to regular corporate income tax (currently at a 35 percent U.S. federal rate plus state tax) at the subsidiary level.

          To the extent that the Internal Revenue Service successfully challenges the pricing of intercompany transactions between a REIT subsidiary and a Taxable REIT subsidiary, certain penalty taxes could also apply.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

          While our general partner and Asset Manager intend to use commercially reasonable efforts to minimize UBTI consistent with its goal of maximizing pre-tax income, we may incur UBTI for our tax-exempt investors. In particular, we expect to generate UBTI with respect to certain debt-financed property. A tax-exempt limited partner that has UBTI in any tax year from all sources of more than $1,000 will generally be subject to taxation on such income and be required to file tax returns reporting such income.

Legislative or regulatory action could adversely affect investors.

          In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot make assurance that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

Adverse tax considerations for IRA investors and other retirement plan investors may result because of minimum distribution requirements.

          If an investor intends to purchase units through their IRA, or if an investor is a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, such investor must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Code. If units are held and our investments have not generated sufficient income at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, a fiduciary of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          The Fund’s Registration Statement on Form S-11 (SEC File No. 333-141315) was declared effective by the SEC on March 14, 2008. On such date, the Fund commenced its public offering of units of limited partnership interest registered thereunder. Pursuant to the terms of the Partnership Agreement, the Fund will hold an initial closing upon its receipt and acceptance of subscriptions from public investors (not including certain affiliates of the Fund or TIAA) for no less than 150,000 units ($150,000,000).

          The offering of the Fund’s units of limited partnership interest, for which Teachers Personal Investors Services, Inc. (“TPIS”) is serving as the distributing broker-dealer on a “best efforts” basis, has not terminated as of the date of the filing of this Quarterly Report on Form 10-Q. The Fund is offering up to 300,000 units ($300,000,000)

of limited partnership interest, each at a price per unit of $1,000. During the period ended March 31, 2008, the Fund did not conduct its initial closing and as such, no public offering proceeds have been raised or applied to real estate or real estate related investments, or to any other purpose permitted under the Partnership Agreement.

          TPIS is an affiliate of the Fund’s general partner and is a wholly owned subsidiary of TIAA. The Fund has not paid, and will not pay, any selling commissions or other underwriting fees to TPIS in connection with its responsibilities as the distributing broker-dealer. The Asset Manager will make payment to TPIS (which may be derived from a reallowance of the asset management fee payable by the Fund) based on a determination by TPIS of its costs and expenses incurred in performing distribution services. In no event will such payment exceed $2.5 million. For the quarter ended March 31, 2008, the Fund incurred an Asset Management Fee payable to the Asset Manager equal to $609. Organizational costs, up to $1,250,000 in the aggregate, can be paid directly by the Fund or may be reimbursed by the Fund to the General Partner, the Asset Manager or their affiliates. Any amount of organizational costs in excess of $1,250,000 are borne by the Asset Manager. Prior to December 31, 2007 (and consequently, prior to the commencement of the offering), the Asset Manager, General Partner or their affiliates had incurred in excess of the $1,250,000 organizational, offering and related costs. The break out of the $1,250,000 start up costs incurred by the Fund has been categorized as follows: $263,537 pertains to organizational costs which were expensed during the three months ended March 31, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units. See Note 4 to the Fund’s Condensed Financial Statements contained in Part I of this Form 10-Q.

          On March 13, 2007, TIAA, the initial limited partner of the Fund, entered into a binding commitment with the Fund to contribute $50,000,000 in exchange for 50,000 units ($1,000 per unit) of limited partnership interest. The units were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Draws on TIAA’s commitment were contingent upon Fund’s Registration Statement being declared effective by the SEC, which occurred on March 14, 2008. As such, the proceeds of TIAA’s commitment are currently available for contribution to the Fund as and when called by the general partner for contribution to make real estate investments, pay expenses or for other purposes of the Fund.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5. OTHER INFORMATION.

          Not applicable.

ITEM 6. EXHIBITS

No.	Description

3	Amended and Restated Limited Partnership Agreement of TIAA-CREF U.S. Real Estate Fund I, L.P., dated as of March 14, 2008 (1)

4	Form of Subscription Agreement and Subscription Agreement Signature Page (2)

10(a)

Escrow Agreement relating to custody of Subscription Agreements, dated as of February 1, 2008, by and among Boston Financial Data Services, Inc., TIAA-CREF U.S. Real Estate Fund I, L.P. and Teachers Personal Investors Services, Inc. (3)

10(b)	Form of Asset Management Agreement among TIAA-CREF U.S. Real Estate Fund I, L.P., TIAA-CREF USREF I GP, LLC and Teachers Advisors, Inc. (4)

10(c)	Form of Amended and Restated Limited Liability Company Agreement of TIAA-CREF USREF I REIT, LLC (5)

(31)	Certificates of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

(32)	Certificate pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)

Previously filed and incorporated herein by reference to Exhibit A contained in the registrant’s prospectus filed under Rule 424(b)(3) of the Securities Act, dated March 14, 2008 and filed with the Commission on March 14, 2008, which prospectus comprises a part of the registrant’s Registration Statement on Form S-11 (File No. 333-141315).

(2)

Previously filed and incorporated herein by reference to Exhibit B contained in the registrant’s prospectus filed under Rule 424(b)(3) of the Securities Act, dated March 14, 2008 and filed with the Commission on March 14, 2008, which prospectus comprises a part of the registrant’s Registration Statement on Form S-11 (File No. 333-141315).

(3)

Previously filed and incorporated herein by reference to the registrant’s Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 filed with the Commission on March 11, 2008 (File No. 333-141315).

(4)

Previously filed and incorporated herein by reference to the registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed with the Commission on January 30, 2008 (File No.333-141315).

(5)

Previously filed and incorporated herein by reference to the registrant’s Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 filed with the Commission on March 11, 2008 (File No. 333-141315).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA-CREF U.S. Real Estate Fund I, L.P., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2008.

TIAA-CREF U.S. REAL ESTATE
FUND I, L.P.

By:	/s/ Scott C. Evans

Scott C. Evans
Principal Executive Officer

By:	/s/ Glenn A. MacFarlane

Glenn A. MacFarlane
Principal Financial and Accounting
Officer