Form 10-Q
period 2008-06-30
TIAA-CREF U.S. Real Estate Fund I, L.P.
filed 2008-08-14
CIK 1389826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM   TO

Commission file number: 333-141315

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of
incorporation or organization)

20-8384359
(I.R.S. Employer Identification No.)

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
JUNE 30, 2008

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
TOTAL INVESTMENTS	$—	$—

Cash	17,866	1,613
Deferred offering costs (Note 3)	986,463	—

TOTAL ASSETS	1,004,329	1,613

LIABILITIES
Due to Related Party (Note 3)	31,134	1,513
Accounts payable and accrued expenses	92,400	—

TOTAL LIABILITIES	123,534	1,513

NET ASSETS
Initial Limited Partner	879,803	100
General Partner	992	—

TOTAL NET ASSETS	$880,795	$100

NUMBER OF UNITS OUTSTANDING (Note 1 and Note 4)	1,276.1	—

NET ASSET VALUE, PER UNIT	$690.22	$—

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
INVESTMENT INCOME	$—	$—

EXPENSES
Professional fees	78,184	78,184
Custodian and transfer agent fees	25,812	25,812
Shareholder service costs	12,705	12,705
Commitment fees (Note 3)	6,319	7,569
Other operating expenses	1,721	1,721
Bank fees	1,252	1,564
Investor fees	466	466
Organizational costs (Note 3)	—	263,537

TOTAL EXPENSES	126,459	391,558

NET INVESTMENT LOSS BEFORE ASSET MANAGEMENT FEES	(126,459)	(391,558)
Asset management fees (Note 3)	3,138	3,747

NET INVESTMENT LOSS	(129,597)	(395,305)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(129,597)	$(395,305)

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	General Partner	Limited Partner	Total
NET ASSETS—FEBRUARY 2, 2007 (INCEPTION)	$—	$—	$—
Capital contributions	—	100	100

NET ASSETS—DECEMBER 31, 2007	—	100	100
Capital contributions	1,000	—	1,000
Loss allocation	(5)	(265,703)	(265,708)

NET ASSETS—MARCH 31, 2008	995	(265,603)	(264,608)
Capital contributions	—	1,275,000	1,275,000
Loss allocation	(3)	(129,594)	(129,597)

NET ASSETS—JUNE 30, 2008	$992	$879,803	$880,795

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(395,305)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Increase in other assets:
Deferred offering costs	(986,463)
Increase in operating liabilities:
Due to Related Party	29,621
Accounts payable and accrued expenses	92,400

NET CASH USED IN OPERATING ACTIVITIES	(1,259,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	1,276,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,276,000

NET INCREASE IN CASH	16,253
CASH
Beginning of period	1,613

End of period	$17,866

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

TIAA-CREF U.S. Real Estate Fund I, L.P. (the “Fund”) was organized as a limited partnership on February 2, 2007 under the laws of the state of Delaware. The Fund is a closed-end fund, which is designed to invest primarily in a diversified portfolio of high quality core real estate assets. The date for the dissolution of the Fund will be the end of the seventh year following the termination of the offering period, unless the Fund’s general partner, in its sole discretion, elects to make up to three extensions of one year each. Under certain limited circumstances, the Fund may be dissolved sooner.

The Fund has established a new investment vehicle, and its planned principal operations have recently commenced, including its offering of partnership units to the public. As of June 30, 2008, and as of the date of this report, the Fund has not acquired real estate properties or any real estate related investments, nor has the Fund committed to acquire any real estate related investments. The initial limited partner investment of $100 was made in February 2007 by Teachers Insurance and Annuity Association of America (“TIAA”).

The Fund currently has one general partner (described below) and the Fund owns 100% of the interests of TIAA-CREF USREF I REIT, LLC, a Delaware limited liability company, which was formed on February 2, 2007 (the “REIT subsidiary”). The REIT subsidiary currently holds no real estate or real estate related assets. In addition, the Fund may form one or more other subsidiaries to hold real estate and real estate related investments, and the Fund may possibly hold real estate and real estate related assets directly. The Fund intends to operate the REIT subsidiary such that the REIT subsidiary will satisfy the requirements allowing it to qualify as a real estate investment trust (“REIT”) under the terms of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Fund intends to sell up to $300,000,000 worth of units of limited partnership interests to the public in an offering registered under the Securities Act of 1933, as amended. In addition, TIAA has irrevocably committed to make up to a $50,000,000 contribution to the Fund to acquire units of limited partnership interest. On March 14, 2008, the Fund’s Registration Statement on Form S-11 (SEC File No. 333-141315) (the “Registration Statement”), on which the offering of limited partnership interests has been registered, was declared effective by the SEC. The proceeds of TIAA’s contributions (when and as called) are currently available for use by the Fund to purchase real estate and real estate related investments, and for any other purpose permitted under the Fund’s Amended and Restated Limited Partnership Agreement, dated as of March 14, 2008 (the “Partnership Agreement”). TIAA’s units do not have voting rights for certain partnership matters but otherwise generally have the same rights as that of all other limited partners. In November 2007, and as contemplated in the Partnership Agreement, the General Partner agreed to make a capital contribution to the Fund equal to $1,000 in exchange for one unit of limited partnership interest. During the six months ended June 30, 2008, the General Partner made the $1,000 capital contribution described above and TIAA contributed $1,275,000 to the Fund.

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

As of June 30, 2008, unit holders of the Fund and their respective percentage interests (the “Percentage Interests”) and units held are as follows. Units held are shown based on capital actually contributed to the Fund. For a more detailed discussion on the number of Interests in the Fund held by the investors, see Note 4.

	Capital Commitment	Capital Contributions		Percentage Interests	Units
General Partner	$1,000	$1,000		0.002%	1.0
Limited Partner:
TIAA (affiliated)	50,000,000	1,275,100	(1)	99.998%	1,275.1

Total	$50,001,000	$1,276,100		100.000%	1,276.1

(1)	Capital contributions from TIAA consisted of the $100 initial contribution in February 2007 and a $1,275,000 contribution pursuant to its $50 million commitment.

The offering of units of limited partnership interest will terminate not later than September 14, 2009, or such later date as may be determined by the General Partner and TPIS, in their sole discretion. In no event will the offering extend beyond March 14, 2010 (two years from the date of the Fund’s prospectus, dated March 14, 2008, relating to such offering). If subscriptions for at least 150,000 units from public investors are not received and accepted by the Fund by the termination of the offering, no units will be sold to the public. Units purchased by TIAA and its affiliates will not be counted for purposes of determining whether the minimum number of units has been sold.

Note 2—Significant Policies

Basis of Presentation: In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly, the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued a Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that have not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Fund and all entities in which the Fund has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting: The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The information reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the period presented. All such adjustments are of a normal, recurring nature. Actual results may vary from those estimates. The following is a summary of the significant accounting policies which are consistently followed by the Fund.

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

Cash: Cash represents cash on deposit in banks and other financial institutions.

Deferred Offering Costs: Deferred offering costs represent costs associated with the preparation of the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees, and will be charged to partners’ capital accounts upon the sale of the units.

Income and Expense Recognition: Interest income is recognized on an accrual basis as earned. Expenses are recognized as incurred.

Investment Fee: An investment fee will be paid at the close of the offering period to a limited partner investor (including TIAA) who was admitted at or before the initial closing of public investors and who makes one or more capital contributions during the public offering and before the end of the offering period. The cash payment from the Fund will be equal to the product of (i) the amount of each such capital contribution, multiplied by (ii) a rate initially equal to the average London Interbank Offered Rate for the preceding 30 days, minus 0.25% per annum, multiplied by (iii) a fraction (x) the numerator of which is the number of days from the day after such capital contribution is made through the end of the fiscal quarter in which this offering terminates, and (y) the denominator is 365. The rate on which the calculation is based may be modified prospectively at the end of any fiscal quarter in the sole discretion of the General Partner.

Federal Income Taxes: The Fund is treated as a partnership and not as a corporation for U.S. federal income tax purposes. The Fund will not pay U.S. federal income tax. Instead, each partner will be required to report on its U.S. federal income tax return its distributive share of the Fund’s income or gain, whether or not it receives any actual distribution of money or property from the Fund during the taxable year.

The REIT subsidiary expects to make elections to be taxed as a REIT under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders to maintain its status as a REIT. If the REIT subsidiary fails to qualify as a REIT, the REIT subsidiary will be subject to federal income tax.

Note 3—Related Party Transactions

Under the terms of the Partnership Agreement, the Fund is obligated to pay organizational costs incurred in the creation of the Fund, General Partner, and the REIT subsidiary, up to $1,250,000 in the aggregate. These costs can be paid directly by the Fund or may be reimbursed by the Fund to the General Partner, Asset Manager or their affiliates. Any amount of organizational costs in excess of $1,250,000 will be borne by the Asset Manager. Organizational costs fall into one of two categories. Certain organizational costs, including costs associated with preparing the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees are classified as offering costs and will be accumulated until the offering period has closed. Upon the sale of the units to the public, all such costs will be charged to partners’ capital accounts. All other organizational costs that are not deemed offering costs (as they do not fall into the categories specified above) were accumulated until the commencement of the offering, which occurred on March 14, 2008, and at such time, all such costs were expensed. Prior to December 31, 2007, the Asset Manager, General Partner or their affiliates had incurred amounts in excess of the $1,250,000 for organizational, offering and related costs. The allocation of the $1,250,000 organizational costs incurred by the Fund has been categorized as follows: $263,537 pertains to organizational costs which were expensed during the six months ended June 30, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units to the public.

The Fund pays the Asset Manager an asset management fee of 1.25% per annum of the gross asset value of the Fund’s assets (payable quarterly in arrears). As of June 30, 2008, $3,747 of asset management fees has been incurred, of which $609 has been paid to the Asset Manager.

As of June 30, 2008, the Fund has incurred $466 in investment fees for the $1,275,000 in capital contributions that have been made by TIAA during the public offering period.

The REIT subsidiary has entered (and one or more of the Fund’s other subsidiaries may in the future enter) into an unsecured $25,000,000 short-term revolving credit facility with TIAA. The Fund expects to fund acquisitions of investments through capital calls from public investors in addition to TIAA’s capital contribution, but may use this credit facility for the purposes of acquiring real estate related investments as bridge financing in anticipation of a capital call. This credit facility will bear a variable interest rate initially equal to the federal funds rate (as such rate changes from time to time) plus 0.68% per annum (based on a 360 day year). In addition, each draw down on the facility will mature in full and be due and payable not more than 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion), the term of the credit facility will initially be for 364 days following March 14, 2008, unless terminated upon 90 days’ advance notice by either the REIT subsidiary or TIAA in its sole discretion, and such 364-day term will automatically renew unless terminated upon prior written notice by either the REIT subsidiary or TIAA. TIAA will be paid an annual commitment fee of 0.1% of the annual weighted average of the unused portion of the credit facility (based upon a 360 day year). The proceeds of TIAA’s capital contributions and any amounts drawn on the line of credit with TIAA are available to make acquisitions of real estate related investments and to pay other costs during this offering. At the end of each 364-day term, the interest rate under the credit facility will be subject to review and potential modification, which could result in an increase or decrease in such interest rate. If the credit facility is terminated, the Fund may be required to seek alternative financing from an unaffiliated third-party lender, and the terms of such financing may differ from those contained in the TIAA credit facility. As of June 30, 2008, commitment fees of $7,569 were incurred and paid by the REIT subsidiary to TIAA.

The “Due to Related Party” account represents amounts that were paid by the Asset Manager or any affiliate on behalf of the Fund for organizational certain operating costs and any accrued asset management fees. Organizational costs paid by any affiliate for any services rendered in connection with the organizational phase of the Fund were the responsibility of such affiliate until the principal operations of the Fund began.

Note 4—Contingencies

The “Number of Units Outstanding” on the Consolidated Statements of Assets and Liabilities refers to the aggregate amount of capital contributions funded by the Fund’s partners, divided by $1,000 (the purchase price of one interest in the Fund). TIAA has been issued 50,000 interests (as defined in the Partnership Agreement) in the Fund, representing its irrevocable commitment to contribute up to $50,000,000 in the aggregate. As of June 30, 2008, TIAA had contributed $1,275,000 pursuant to its commitment. As discussed in Note 1, the General Partner has contributed $1,000 and has been issued one interest in the Fund. The General Partner is not obligated to make further capital commitments or capital contributions to the Fund.

During the normal course of business, the Fund will enter into discussions and agreements to purchase real estate properties and other real estate related investments. As of June 30, 2008, there were no outstanding commitments to purchase a property or any other real estate related investment.

In the normal course of business, the Fund may be involved in claims or legal actions relating to the ownership and operations of its properties and its business. As of June 30, 2008, there are no lawsuits in which the Fund is a party.

Note 5—New Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) in the United States, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. This Statement was effective January 1, 2008 for the Fund. The adoption of Statement 157 did not impact the Fund’s financial position or results of operations.

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

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Fund is currently assessing the impact that Statement No. 160 will have on its financial position and results of operations.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The Fund has assessed the impact of the standard and does not anticipate any changes in the application of accounting principles to occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FUND’S FINANCIAL CONDITION AND OPERATING RESULTS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and notes contained in this report and with consideration to the sub-section entitled “Forward-Looking Statements,” which begins below. The past performance of the Fund is not indicative of future results.

Forward-Looking Statements

Some statements in this Form 10-Q which are not historical facts may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward- looking statements, and are based on current expectations, estimates and projections about the real estate industry, markets in which the Fund operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements can also be identified by discussions of strategy, plans or intentions.

The forward-looking statements contained in this Form 10-Q reflect our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in Item 1A of Part II of the Fund’s quarterly report on Form 10-Q for the period ended March 31, 2008.

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

Second Quarter U.S. Economic and Commercial Real Estate Overview

TIAA-CREF U.S. Real Estate Fund I, L.P. (the “Fund”) was organized on February 2, 2007 and its registration statement on Form S-11 (File No. 333-141315) relating to the public offering of its units of limited partnership interest was declared effective by the SEC on March 14, 2008. The Fund currently owns no property investments and no real estate related investments. The Fund, however, seeks to invest primarily in high quality, core commercial real estate, primarily operating properties in the office, retail, industrial, and multifamily sectors, with a modest exposure to properties with the potential to add value in order to meet its investment objective of obtaining favorable long-term returns through rental income and the appreciation of its real estate holdings.

The continued slowdown in U.S. economic activity led to a softening of commercial real estate market fundamentals during the second quarter of 2008. While remaining at relatively low levels, vacancy rates rose across each of the four property sectors in which the Fund intends to invest throughout most markets. In addition, tighter credit conditions continued to suppress commercial real estate sales activity. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicated that sales transaction activity totaled just $26 billion during the second quarter of 2008, a 77% decline from $115 billion recorded during the second quarter of 2007, which was roughly the peak of the recent cycle and just before the capital markets dislocation occurred. Though the decline in sales transaction activity, in management’s view, is due in part to owners’ reluctance to sell in a slow market, the falloff has caused uncertainty among investors and made it difficult to determine contemporaneous pricing in some markets. Nonetheless, several sizeable transactions occurred or are pending as of the second quarter of 2008, including the sales of the General Motors and Credit Lyonnais office towers in Manhattan. Also, a few properties have been brought to the market in response to financial distress on the part of owners. Overall, there have been very few reports of distressed sales and “bid-ask” spreads for the most part remain wide, making it likely that commercial sales activity will continue to remain depressed through the rest of 2008.

The U.S. economy expanded at a 1.9% gross domestic product (“GDP”) annualized rate in the second quarter of 2008, up from the 0.9% pace recorded in the first quarter of 2008 and the revised (0.2%) pace in the fourth quarter of 2007. The uptick in growth was supported by rebate checks to consumers along with solid exports and declining imports. At the same time, payroll employment dropped approximately 165,000 jobs in the second quarter on top of the approximately 247,000 job loss in the first quarter. Job losses combined with the ongoing surge in energy and food prices and the erosion in home values have been weighing heavily on consumers with confidence hovering at historic lows and discretionary spending capacity materially impaired.

In the Federal Reserve’s July 2008 Beige Book, which reports on economic conditions across the twelve Federal Reserve Districts (“Districts”) through June 30, 2008, districts’ economic activity was noted to have “slowed somewhat” across most Districts since the previous report in early June. It noted that consumer spending moderated, though sales of electronics items appeared to benefit from income tax rebates and fiscal stimulus checks. The residential housing market also continued to be uniformly weak or declining further. Commercial real estate activity was generally described as weak or sluggish; however, some Districts in the Midwest reported improvement. “Prohibitively high construction costs” and “tightened financing” were affecting commercial construction, which could ultimately benefit supply/demand fundamentals in the future.

As the housing market continued to deteriorate in July, IndyMac, a large residential mortgage lender, was taken over by the FDIC, and investors became concerned about the financial condition of Fannie Mae and Freddie Mac, two government-sponsored enterprises (“GSE”), that are crucial to the healthy functioning of the residential mortgage market and the overall credit market. The Treasury Department subsequently announced a legislative proposal to bolster their capital, access to liquidity, and regulatory oversight. In response to the Treasury Department’s proposal, a bill authorizing the Treasury Department to extend unlimited amounts of credit to Fannie Mae and Freddie Mac has been passed by Congress and approved by President Bush. Previously, the Federal Open Market Committee (“FOMC”) had taken several other actions to increase liquidity in the financial markets, including a securities lending program for the nation’s investment banks and an easing of terms for the nation’s banks to borrow at the Federal Reserve’s “discount window”. As Federal Reserve Chairman Ben Bernanke noted in his July 15, 2008 Semiannual Monetary Policy Report to the Congress: “In general, healthy economic growth depends on well-functioning financial markets. Consequently, helping the financial markets return to more normal functioning will continue to be a top priority of the Federal Reserve.”

Management believes that the full economic effect of the recent economic deterioration has yet to fully impact commercial real estate markets and as economic conditions are likely to weaken further, commercial real estate market fundamentals should reflect a mild decline in the near term. At the same time, current commercial real estate fundamentals have, for the most part, only been marginally affected, and therefore suggest a capacity to weather these pressures. While further erosion in employment would dilute the demand for space, management believes the effects may be mitigated by the modest flow of new construction due for delivery over the year ahead. In addition to near-term macroeconomic conditions that impact the supply and demand for commercial real estate, the performance of the Fund can also be affected by geopolitical risks, industry or sector slowdowns, and event risk affecting individual properties, tenants, or geographies. Management believes that commercial real estate market conditions generally lag six to twelve months behind any major changes to U.S. economic conditions, and therefore expect to see a further weakening of commercial real estate market fundamentals into 2009.

While management cannot predict the exact nature or timing of such changes or the magnitude of their impact on the Fund (in particular as it impacts the selection of properties and/or the performance of those properties once purchased), management’s experience has demonstrated that market fluctuations have taken, and will continue to take place without advance notice, and any significant changes could have a direct and meaningful impact on the pricing and availability of suitable real estate in the sectors in which the Fund will invest, as well as the returns of the Fund. Please refer to the section entitled “Item 1A. Risk Factors,”

included in Part II of the Fund’s Form 10-Q for the quarter ended March 31, 2008, for a more detailed description of the risks associated with an investment in the Fund.

Real Estate Market Update by Property Type

(Commercial real estate market statistics discussed in this section are obtained by the Fund from sources that management considers reliable, but some of the data is preliminary for the quarter ended June 30, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

As noted elsewhere in this Form 10-Q, as of the date hereof, the Fund does not own any properties and as of the date hereof, management has not identified any properties in which there is a reasonable probability that we will invest. The Fund’s investment strategy is to create and actively manage a portfolio of U.S. real estate investments, diversified by asset type and geographic location, with a substantial majority of such properties to be located in the 50 largest U.S. markets. While management will retain discretion over the size of a particular investment and the aggregate number of real estate investments made over the life of the Fund, management expects that the substantial majority of transactions will involve a gross asset value (including any leverage which may be incurred on a particular property) of between $10 million and $90 million. At least 80% of the Fund’s investment portfolio (determined at the end of the Fund’s investment period, but based on their gross asset values at the time of acquisition) is expected to consist of U.S. core real estate assets in the office, retail, industrial and multifamily sectors. The Fund will seek to acquire well located, well leased properties with an emphasis on current cash flow before debt service. General economic conditions and those conditions impacting commercial real estate (including those discussed below as well as elsewhere in this Form 10-Q) could have a meaningful impact on our ultimate selection of properties (including the price of such properties, the leverage placed on such properties, the markets in which such properties are located and the sectors in which such properties are contained), and the performance and profitability of such properties. Further, any references in this section to specific metropolitan areas are made solely for illustrative purposes and should not be viewed as an indication that the Fund necessarily intends to acquire real estate investments in such markets.

The United States economy continued to struggle during the second quarter of 2008. The U.S. Bureau of Labor Statistics reported that payroll employment in the United States declined by approximately 165,000 jobs during the second quarter of 2008, following a loss of approximately 247,000 jobs during the first quarter. The job losses have hit the manufacturing and construction sectors the hardest and financial services and professional and business services to a lesser degree. Employment growth is continuing, however, in the education & health care, leisure & hospitality and government sectors. These continuing job losses during the first half of 2008 have contributed to softening demand for commercial real estate space in many markets.

Payroll growth in many primary metropolitan areas was positive in the second quarter of 2008. For example, employment growth remained healthy in Houston, which has benefited from the high price of oil and other commodities showing employment growth during the second quarter of 2008 at 2.4%. Other major areas with positive growth included San Francisco (1.8%) and Washington, D.C. and Boston, which both had 1.1% employment growth, respectively.

Growth in employment is closely related to tenant demand for commercial real estate space, though demand for space may lag employment growths or declines due to the longer term nature of leasing cycles. The economic downturn has negatively affected all property types. The key office-using sectors of financial activities and professional & business services both shed approximately 15,000 and 83,000 jobs, respectively, during the second quarter of 2008. The job losses in the professional and business services sector occurred almost exclusively in employment services, especially “temporary help agencies,” which indicates that companies have thus far been reducing their temporary staff rather than payroll employees. The retrenchment in the job market, coupled with a slowing national economy, has resulted in weaker demand for office space. Torto Wheaton Research (“TWR”), an independent subsidiary of CB Richard Ellis and a widely used source of real estate market data, reported that national office market vacancies increased to 13.2% in the second quarter of 2008, as compared to 12.9% in the first quarter of 2008.

The moderation of economic activity has contributed to rising industrial market vacancy rates. Demand for industrial space is influenced primarily by national economic conditions, including industrial production, international trade flows, as well as employment growth in the manufacturing, wholesale trade, and transportation and warehousing industries. While the second quarter of 2008 annualized GDP rate was 1.9%, slightly better than the anemic 0.9% growth reported in the first quarter of 2008, industrial production remains sluggish. With respect to international trade, imports have slowed significantly as the cost of foreign goods have risen due to the weak dollar; however, exports have increased substantially because the relative cost of U.S. goods has conversely declined, with the net effect being a modest slowdown in port activity. Overall, the decline in imports and a weaker global economy have negatively affected industrial market conditions. U.S. industrial national vacancy ratess rose 0.5% nationally to an average of 10.3% in the second quarter of 2008 as compared to 9.8% in the first quarter of 2008. TWR attributes the increase in vacancy rates to weaker demand, rather than excessive construction.

Preliminary data from TWR indicates that industrial vacancy rates rose across many of the markets hit hardest by the housing market downturn, and to a lesser degree, those reliant upon import activity. These markets are primarily located in southern California, southern Florida, Arizona and Las Vegas. Availability in Riverside-San Bernardino, a primary U.S. distribution hub, increased to 12.6% during the second quarter of 2008 as compared to 11.1% in the first quarter of 2008. Industrial vacancies in Los Angeles, a key port for international trade, increased slightly during the second quarter of 2008 to 5.4% from 4.9%, but remained the lowest in the nation.

Preliminary data indicates that U.S. apartment market conditions weakened during the second quarter of 2008. Vacancy rates in the nation’s largest metropolitan markets averaged 5.6% in the second quarter of 2008, up from 4.8% in the second quarter of 2007. (Year-over-year comparisons are necessary to account for seasonality in apartment leasing.) Increased competition for renters from unsold single-family homes and condominiums was again partially responsible for the rise in vacancy rates.

Retail market conditions also softened in the second quarter of 2008. Vacancies in neighborhood and community centers across the U.S. increased to 10.9% in the second quarter of 2008, up from 10.1% in the first quarter of 2008. Though energy and food prices continued to climb, the Federal Reserve Chairman Ben Bernanke noted recently that personal consumption expenditures are “holding up somewhat better than might be expected given the array of forces weighing on household finances and attitudes.” According to the U.S. Bureau of Commerce, retail spending, excluding motor vehicles & parts and gasoline, increased 2.0% in the second quarter of 2008 as compared to the first quarter of 2008.

Management believes that overall, commercial real estate construction remains at levels which are appropriate to meet expected demand. According to TWR, new deliveries of office and industrial space are expected to increase in 2008 relative to 2007, while retail and apartment construction will decline. Nationally, TWR has projected that office construction will total roughly 86 million square feet in 2008, up from 64 million square feet in 2007, but below the 92 million square feet average during the last construction peak in 1999-2001. Similarly, industrial construction is projected to total 175 million square feet in 2008, similar to the 172 million square feet in 2007, but well below the 250 million square feet average during 1998–2001, when construction last peaked. Apartment construction is expected to total approximately 220,000 units in 2008, down from approximately 230,000 units in 2007. Retail construction is projected to total 22 million square feet in 2008, down 30% from the 33 million square feet delivered in 2007.

Economic Outlook for the Remainder of 2008

Due to sluggish economic activity and six consecutive months of job losses, commercial real estate market conditions have begun to show signs of weakening. Going forward, as long as economic indicators remain negative, commercial real estate market conditions will be influenced by both U.S. economic conditions and credit market conditions. Many economists believe that the U.S. economy is currently in recession, citing weak GDP growth, recent employment losses, and the rise in unemployment as evidence. However, recessionary conditions are not fully evident in the economic data utilized by The National Bureau of Economic Research for it to officially designate a recession. Presently, economic activity is very weak, and is expected to remain weak for the rest of 2008. In the minutes of its June 2008 meeting, the FOMC noted that because GDP growth in the first half of 2008 was better than expected, growth in the second half of the year was more likely to be weaker as consumer spending slows and businesses work off inventories accumulated in the first half of the year. Similarly, economists surveyed as part of the July 2008 Blue Chip Economic Indicators publication have also increased their first half of 2008 forecasts and decreased their second half of 2008 forecasts in light of the current economic climate. Though uncertainties with respect to the housing and credit markets remain, both the FOMC and Blue Chip consensus forecasts expect economic activity to increase appreciably by the second half of 2009. The Blue Chip consensus forecast, for example, is for GDP to increase 1.7% on average in 2009, including growth of 2.6-2.8% in the second half of the year. FOMC members have stronger expectations for 2009, as they expect GDP growth of 2.0-2.8% (quarterly forecasts are not provided). Given this outlook, tenant space demand is likely to be weak for the rest of 2008 and probably into 2009; however, commercial real estate markets generally entered this phase of the business cycle with vacancies at or close to equilibrium. Management believes that construction likely peaked in 2008, as evidence is accumulating that the credit crunch and increases in construction materials costs are curtailing development plans, which should cushion the impact of weaker space demand. Consequently, while management feels that commercial real estate fundamentals may be well-positioned to weather current economic conditions, it is expected that these fundamentals will continue to weaken through 2008 into 2009.

Commercial real estate pricing is dependent on a number of factors, including Treasury rates, inflation, and the general pricing of risk across all asset types. Currently, due to slow real estate sales activity, it is difficult to get a true sense of the markets. While management believes that the period of economic weakness will continue through 2008, it also believes that Treasury rates should have achieved a cycle low in the first half of the year, with transitory volatility as inflation expectations ebb and flow. Lower Treasury rates could cushion the impact of wider capitalization rate spreads which, for commercial real estate, are approaching their long-term norms. Additionally, pricing pressures have so far been concentrated on properties that are in less attractive locations or have less attractive investment characteristics. Management believes that such distinctions could continue in light of the ongoing investor demand for core property investments, which are relatively stable vehicles to produce a steady income. Nonetheless, in light of less available and more expensive commercial mortgage debt, it is possible that the number of investors pursuing commercial real estate will be smaller in 2008 than in prior years, contributing to some easing of pricing pressure across the quality spectrum. There is some evidence of this in the reduction in transaction volume in recent months relative to volumes over the prior three years. At the same time, management believes the quality of commercial mortgage credit is holding up well; delinquency rates remain very low and distressed sales of commercial property are not, at this point, prevalent. However, management believes that before the commercial real estate conditions begin to improve, that the fundamentals in the near term will continue to soften.

It is management’s intent to invest in property investments which are diversified by both sector and geographic location, which is intended to help allow the Fund to weather a continued slowdown of economic and real estate market conditions. However, market conditions affecting real estate investments at any given time cannot be predicted, and any downturn in one or a number of the markets in which the Fund chooses to invest could significantly and adversely impact the Fund’s investment strategy.

Results of Operations

Three and Six months ended June 30, 2008

There were no significant operations in the Fund in either the second quarter of 2008 or the second quarter of 2007. The Fund currently has no property investments or real estate related investments. For the six months ended June 30, 2008, the Fund has a Net Increase in Net Assets due principally to a capital contribution made by TIAA, its sole Limited Partner as of the date hereof, in the amount of $1.275 million, offset by the expenses associated with the operation of the Fund.

Liquidity and Capital Resources

As of June 30, 2008 and as of the date of this report, we own no real estate or real estate related investments, as we have recently commenced active operations and, as of the date of this report, we have not entered into any arrangements creating a reasonable probability that we will acquire any specific property or other real estate related investment. The number of our properties and other real estate related investments we acquire will depend upon the number of units sold and the resulting amount of the net proceeds for investment available to us and the amount of funds we are able to borrow. See “We may not be able to raise sufficient funds to achieve diversification of our portfolio.” under “Risk Factors—Risks Related to the Offering of Units in the Fund” in Item 1A of Part II of the Fund’s Form 10-Q for the period ended March 31, 2008.

TIAA, the parent entity of the general partner and the Asset Manager of the Fund, has irrevocably committed to contribute $50,000,000 to the Fund to acquire 50,000 units of limited partnership interest. TIAA is obligated to make a contribution or contributions of its $50,000,000 commitment in cash (as such capital is required and as such capital is called by our general partner) for any Fund purpose at any time during the period beginning March 14, 2008 and continuing for 24 months after termination of this offering. Additionally, our general partner may call for amounts of TIAA’s unfunded commitment for certain specified purposes after this period. As of June 30, 2008 and as of the date of the report, the Fund has called $1,275,000 of TIAA’s $50,000,000 commitment. This contribution was made during the second quarter of 2008.

In addition, TIAA-CREF USREF I REIT, LLC, a wholly owned subsidiary of the Fund (described in more detail in Note 1 to the Fund’s financial statements contained herein) (“TC REIT”) has entered (and one or more of our other subsidiaries may in the future enter) into an unsecured $25,000,000 short-term revolving credit facility with TIAA. While we expect to fund our acquisitions of investments through capital calls from public investors in addition to TIAA’s capital contribution, we may use this credit facility for the purposes of acquiring real estate related investments as bridge financing in anticipation of a capital call. This credit facility will bear a variable interest rate initially equal to the federal funds rate (as such rate changes from time to time) plus 0.68% per annum (based on a 360 day year). In addition, each draw down on the facility will mature in full and be due and payable not more than 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion). The term of the credit facility will initially be for 364 days following March 14, 2008, unless terminated upon 90 days’ advance notice by either TC REIT or TIAA in its sole discretion, and such 364-day term will automatically renew unless terminated upon prior written notice by either TC REIT or TIAA. TIAA will be paid an annual commitment fee of 0.1% of the annual weighted average of the unused portion of the credit facility (based upon a 360 day year). The proceeds of TIAA’s capital contributions and any amounts drawn on the line of credit with TIAA are available to make acquisitions of real estate related investments and to pay other costs during this offering. At the end of each 364-day term, the interest rate under the credit facility will be subject to review and potential modification, which could result in an increase or decrease in such interest rate. If the credit facility is terminated, the Fund may be required to seek alternative financing from an unaffiliated third- party lender, and the terms of such financing may differ from those contained in the TIAA credit facility. A commitment fee of $7,569 was incurred and paid by TC REIT to TIAA as of June 30, 2008.

We may hold an initial closing for the sale of units pursuant to the Fund’s public offering at any time after we have received and accepted subscriptions from investors (not including TIAA or affiliates) for not less than 150,000 units ($150,000,000). Following the initial closing, our general partner may by written notice issue a call for capital contributions from those investors whose subscriptions for units have been accepted and who have been admitted to the Fund as limited partners. After the initial closing, we may have one subsequent closing when we have received and accepted additional subscriptions from investors in the offering, up to a maximum of 300,000 units ($300,000,000). The Fund will not have more than two closings. We expect that substantially all of the proceeds from the offering of units will be available to make real estate related investments and pay principal and interest under the REIT’s line of credit from TIAA and other costs, including payment of fees and expenses to the Asset Manager and its affiliates.

Our general partner expects to call for capital contributions from TIAA and limited partners acquiring units in the offering as and when needed to make payments in connection with prospective real estate related investments, to retire indebtedness incurred under our credit facility used to make such payments and to pay fees and expenses of the Fund and its subsidiaries. Our general partner may call for capital contributions from investors admitted as limited partners during the offering period for any Fund purpose at any time, in its discretion, during this period commencing with the first date on which investors are admitted as limited partners during the offering and continuing for 24 months after the termination of the offering, which is the end of the Investment Period. Additionally, our general partner may call for amounts of the limited partners’ unfunded capital commitments for certain specified purposes after the Investment Period.

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

Critical Accounting Policies

Basis of Presentation

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (‘SOP’) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the FASB issued a Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that have not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Fund and all entities in which the Fund has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The information reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the period presented. All such adjustments are of a normal, recurring nature. Actual results may vary from those estimates. The following is a summary of the significant accounting policies which are consistently followed by the Fund.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hiercharcy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.” This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP hierarchy to the reporting entity. The Fund has assessed the impact of the standard and does not anticipate any changes in the application of accounting principles to occur.

Cash

Cash represents cash on deposit in banks and other financial institutions.

Deferred Offering Costs

Deferred offering costs represent costs associated with the preparation of the initial registration statement and qualification of the offering in all applicable jurisdictions, typesetting and printing of the prospectus, federal and state registration fees and tax opinion fees, and will be charged to partners’ capital accounts upon the sale of the units.

Income and Expense Recognition

Interest income is recognized on an accrual basis as earned. Expenses are recognized as incurred.

Investment Fee

An investment fee will be paid at the close of the offering period to a limited partner investor who makes one or more capital contributions before the end of the offering period. The cash payment from the Fund is equal to the product of (i) the amount of each such capital contribution, multiplied by (ii) a rate initially equal to the average London Interbank Offered Rate for the preceding 30 days, minus 0.25% per annum, multiplied by (iii) a fraction (x) the numerator of which is the number of days from the day after such capital contribution is made through the end of the fiscal quarter in which this offering terminates, and (y) the denominator is 365. The rate on which the calculation is based may be modified prospectively at the end of any fiscal quarter in the sole discretion of the General Partner.

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

TC REIT expects to make elections to be taxed as a REIT under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders to maintain its status as a REIT. If the REIT subsidiary fails to qualify as a REIT, the REIT subsidiary will be subject to federal income tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008 and as of the date of this report, the Fund had no real estate property investments, nor did it hold any real estate related investments or investments in marketable securities. As the Fund and its subsidiaries acquire such investments from time to time, the Fund will be subject to the risks, including interest rate risk, associated with the ownership of real estate and real estate related assets, especially those which are subject to leverage, as described in more detail in “Item 1A. Risk Factors” in Part II of the Fund’s Form 10-Q for the period ended March 31, 2008.

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

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2008. Based upon the management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors as previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

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

The offering of the Fund’s units of limited partnership interest, for which Teachers Personal Investors Services, Inc. (“TPIS”) is serving as the distributing broker-dealer on a “best efforts” basis, has not terminated as of the date of the filing of this Quarterly Report on Form 10-Q. The Fund is offering up to 300,000 units ($300,000,000) of limited partnership interest, each at a price per unit of $1,000. During the period ended June 30, 2008, the Fund did not conduct its initial closing and as such, no public offering proceeds have been raised or applied to real estate or real estate related investments, or to any other purpose permitted under the Partnership Agreement.

TPIS is an affiliate of the Fund’s general partner and is a wholly owned subsidiary of TIAA. The Fund has not paid, and will not pay, any selling commissions or other underwriting fees to TPIS in connection with its responsibilities as the distributing broker-dealer. The Asset Manager will make payment to TPIS (which may be derived from a reallowance of the asset management fee payable by the Fund) based on a determination by TPIS of its costs and expenses incurred in performing distribution services. In no event will such payment exceed $2.5 million. For the quarter ended June 30, 2008, the Fund incurred an Asset Management Fee payable to the Asset Manager equal to $3,138, and since March 14, 2008, the Fund has incurred aggregate Asset Management Fees equal to $3,747.

Organizational costs, up to $1,250,000 in the aggregate, can be paid directly by the Fund or may be reimbursed by the Fund to the General Partner, the Asset Manager or their affiliates. Any of organizational costs in excess of $1,250,000 are borne by the Asset Manager. Prior to December 31, 2007 (and consequently, prior to the commencement of the offering), the Asset Manager, General Partner or their affiliates had incurred amounts in excess of $1,250,000 for organizational, offering and related costs. The allocation of the $1,250,000 organizational costs incurred by the Fund has been categorized as follows: $263,537 pertains to organizational costs which were expensed during the six months ended June 30, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units to the public. See Note 3 to the Fund’s Consolidated Financial Statements contained in Part I of this Form 10-Q.

On March 13, 2007, TIAA, the initial limited partner of the Fund, entered into a binding commitment with the Fund to contribute $50,000,000 in exchange for 50,000 units ($1,000 per unit) of limited partnership interest. The units were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Draws on TIAA’s commitment were contingent upon Fund’s Registration Statement being declared effective by the SEC, which occurred on March 14, 2008. As such, the proceeds of TIAA’s commitment are currently available for contribution to the Fund as and when called by the general partner for contribution to make real estate investments, pay expenses or for other purposes of the Fund. During the quarter ended June 30, 2008, TIAA contributed an aggregate of $1,275,000 pursuant to this commitment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

No.		Description
3		Amended and Restated Limited Partnership Agreement of TIAA-CREF U.S. Real Estate Fund I, L.P., dated as of March 14, 2008(1)
4		Form of Subscription Agreement and Subscription Agreement Signature Page(2)
10	(a)

Escrow Agreement relating to custody of Subscription Agreements, dated as of February 1, 2008, by and among Boston Financial Data Services, Inc., TIAA-CREF U.S. Real Estate Fund I, L.P. and Teachers Personal Investors Services, Inc.(3)

10	(b)	Form of Asset Management Agreement among TIAA-CREF U.S. Real Estate Fund I, L.P., TIAA-CREF USREF I GP, LLC and Teachers Advisors, Inc.(4)
10	(c)	Form of Amended and Restated Limited Liability Company Agreement of TIAA-CREF USREF I REIT, LLC(5)
(31)		Certificates of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
(32)		Certificate pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

(4)

Previously filed and incorporated herein by reference to the registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed with the Commission on January 30, 2008 (File No. 333-141315).

(5)

Previously filed and incorporated herein by reference to the registrant’s Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 filed with the Commission on March 11, 2008 (File No. 333-141315).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA-CREF U.S. Real Estate Fund I, L.P., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2008.

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.

By:	/s/ Scott C. Evans Scott C. Evans Principal Executive Officer
By:	/s/ Phillip S. Nickolenko Phillip S. Nickolenko Principal Financial and Accounting Officer