Form 10-Q
period 2008-09-30
TIAA-CREF U.S. Real Estate Fund I, L.P.
filed 2008-11-13
CIK 1389826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
SEPTEMBER 30, 2008

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
TOTAL INVESTMENTS	$—	$—

Cash	254,135	1,613
Deferred offering costs (Note 3)	986,463	—
Other assets	39	—

TOTAL ASSETS	1,240,637	1,613

LIABILITIES
Due to Related Party (Note 3)	32,873	1,513
Accounts payable and accrued expenses	142,168	—

TOTAL LIABILITIES	175,041	1,513

NET ASSETS
Initial Limited Partner	1,064,606	100
General Partner	990	—

TOTAL NET ASSETS	$1,065,596	$100

NUMBER OF UNITS OUTSTANDING (Notes 1 and 4)	1,546.1	—

NET ASSET VALUE, PER UNIT	$689.22	$—

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
INVESTMENT INCOME
Interest Income	$252	$252

TOTAL INCOME	252	252

EXPENSES
Professional fees	40,522	118,706
Custodian and transfer agent fees	19,797	45,609
Shareholder service costs	4,850	17,555
Commitment fees (Note 3)	6,319	13,888
Other operating expenses	526	2,247
Bank fees	1,293	2,857
Investment fees	8,738	9,204
Organizational costs (Note 3)	—	263,537

TOTAL EXPENSES	82,045	473,603

NET INVESTMENT LOSS BEFORE ASSET MANAGEMENT FEES	(81,793)	(473,351)
Asset management fees (Note 3)	3,406	7,153

NET INVESTMENT LOSS	(85,199)	(480,504)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(85,199)	$(480,504)

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	General Partner	Limited Partner	Total
NET ASSETS—FEBRUARY 2, 2007 (INCEPTION)	$—	$—	$—
Capital contributions	—	100	100

NET ASSETS—DECEMBER 31, 2007	—	100	100
Capital contributions	1,000	—	1,000
Loss allocation	(5)	(265,703)	(265,708)

NET ASSETS—MARCH 31, 2008	995	(265,603)	(264,608)
Capital contributions	—	1,275,000	1,275,000
Loss allocation	(3)	(129,594)	(129,597)

NET ASSETS—JUNE 30, 2008	992	879,803	880,795
Capital contributions	—	270,000	270,000
Loss allocation	(2)	(85,197)	(85,199)

NET ASSETS—SEPTEMBER 30, 2008	$990	$1,064,606	$1,065,596

See Accompanying Notes to the Consolidated Financial Statements

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(480,504)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Increase in other assets:
Deferred offering costs	(986,463)
Other Assets	(39)
Increase in operating liabilities:
Due to Related Party	31,360
Accounts payable and accrued expenses	142,168

NET CASH USED IN OPERATING ACTIVITIES	(1,293,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	1,546,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,546,000

NET INCREASE IN CASH	252,522
CASH
Beginning of period	1,613

End of period	$254,135

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

The Fund has established a new investment vehicle, and its planned principal operations have recently commenced, including its offering of partnership units to the public. As of September 30, 2008, and as of the date of this report, the Fund has not acquired real estate properties or any real estate related investments, nor has the Fund committed to acquire any real estate related investments. The initial limited partner investment of $100 was made in February 2007 by Teachers Insurance and Annuity Association of America (“TIAA”).

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

The Fund intends to sell up to $300,000,000 worth of units of limited partnership interests to the public in an offering registered under the Securities Act of 1933, as amended. In addition, TIAA has irrevocably committed to make up to a $50,000,000 contribution to the Fund to acquire units of limited partnership interest. On March 14, 2008, the Fund’s Registration Statement on Form S-11 (SEC File No. 333-141315) (the “Registration Statement”), on which the offering of limited partnership interests has been registered, was declared effective by the SEC. The proceeds of TIAA’s contributions (when and as called) are currently available for use by the Fund to purchase real estate and real estate related investments, and for any other purpose permitted under the Fund’s Amended and Restated Limited Partnership Agreement, dated as of March 14, 2008 (the “Partnership Agreement”), including to pay expenses (including organizational expenses) incurred by the Fund. TIAA’s units do not have voting rights for certain partnership matters but otherwise generally have the same rights as that of all other limited partners. In November 2007, and as contemplated in the Partnership Agreement, the General Partner agreed to make a capital contribution to the Fund equal to $1,000 in exchange for one unit of limited partnership interest. During the nine months ended September 30, 2008, the General Partner made the $1,000 capital contribution described above and TIAA has contributed $1,545,000 to the Fund in its capacity as a limited partner.

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

As of September 30, 2008, unit holders of the Fund and their respective percentage interests (the “Percentage Interests”) and units held are as follows. Units held are shown based on capital actually contributed to the Fund. For a more detailed discussion on the number of interests in the Fund held by the investors, see Note 4.

	Capital Commitment	Capital Contributions		Percentage Interests	Units
General Partner	$1,000	$1,000		0.002%	1.0
Limited Partner:
TIAA (affiliated)	50,000,000	1,545,100	(1)	99.998%	1,545.1

Total	$50,001,000	$1,546,100		100.000%	1,546.1

(1)	Capital contributions from TIAA consisted of the $100 initial contribution in February 2007 and an aggregate of $1,545,000 in contributions pursuant to its $50 million limited partner commitment.

The offering of units of limited partnership interests will terminate not later than September 14, 2009, or such later date as may be determined by the General Partner and TPIS, in their sole discretion. In no event will the offering extend beyond March 14, 2010 (two years from the date of the Fund’s prospectus, dated March 14, 2008, relating to such offering). If subscriptions for at least 150,000 units from public investors are not received and accepted by the Fund by the termination of the offering, no units will be sold to the public. Units purchased by TIAA and its affiliates will not be counted for purposes of determining whether the minimum number of units has been sold.

Note 2—Significant Policies

Basis of Presentation: In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP 07-1 clarified which entities were required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provided guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly, the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued a Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that had not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

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

The REIT subsidiary expects to make elections to be taxed as a REIT under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders to maintain its status as a REIT. If the REIT subsidiary fails to qualify as a REIT, it will be subject to federal income tax.

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

$263,537 pertains to organizational costs which were expensed during the nine months ended September 30, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units to the public.

The Fund pays the Asset Manager an asset management fee of 1.25% per annum of the gross asset value of the Fund’s assets (payable quarterly in arrears). As of September 30, 2008, $7,153 in asset management fees has been incurred, of which $3,748 has been paid to the Asset Manager.

As of September 30, 2008, the Fund has incurred $9,204 in investment fees (see note 2 above) for the $1,545,000 in capital contributions that have been made by TIAA during the public offering, of which zero has been paid by the Fund to TIAA.

The REIT subsidiary has entered (and one or more of the Fund’s other subsidiaries may in the future enter) into an unsecured $25,000,000 short-term revolving credit facility with TIAA. The Fund expects to fund acquisitions of investments through capital calls from public investors in addition to TIAA’s capital contribution, but may use this credit facility for the purposes of acquiring real estate related investments as bridge financing in anticipation of a capital call. This credit facility bears a variable interest rate initially equal to the federal funds rate (as such rate changes from time to time) plus 0.68% per annum (based on a 360 day year). In addition, each draw down on the facility will mature in full and be due and payable not more than 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion). The term of the credit facility will initially be for 364 days following March 14, 2008, unless terminated upon 90 days’ advance notice by either the REIT subsidiary or TIAA in its sole discretion, and such 364-day term will automatically renew unless terminated upon prior written notice by either the REIT subsidiary or TIAA. TIAA will be paid an annual commitment fee of 0.1% of the annual weighted average of the unused portion of the credit facility (based upon a 360 day year). The proceeds of TIAA’s capital contributions and any amounts drawn on the line of credit with TIAA are available to make acquisitions of real estate related investments and to pay other costs during this offering. At the end of each 364-day term, the interest rate under the credit facility will be subject to review and potential modification, which could result in an increase or decrease in such interest rate. If the credit facility is terminated, the Fund may be required to seek alternative financing from an unaffiliated third-party lender, and the terms of such financing may differ from those contained in the TIAA credit facility. As of September 30, 2008, the Fund incurred commitment fees of $13,888, of which $7,569 has been paid by the REIT subsidiary to TIAA.

The “Due to Related Party” account represents amounts that were paid by the Asset Manager or any affiliate on behalf of the Fund for certain organizational costs, operating costs and any accrued asset management or other fees. Organizational costs paid by any affiliate for any services rendered in connection with the organizational phase of the Fund were the responsibility of such affiliate until the principal operations of the Fund began.

Note 4—Contingencies

The “Number of Units Outstanding” on the Consolidated Statements of Assets and Liabilities refers to the aggregate amount of capital contributions actually funded by the Fund’s partners, divided by $1,000 (the purchase price of one interest in the Fund). TIAA has been issued 50,000 interests (as defined in the Partnership Agreement) in the Fund, representing its irrevocable commitment to contribute up to $50,000,000 in the aggregate. As of September 30, 2008, TIAA had contributed $1,545,000 pursuant to its commitment. As discussed in Note 1, the General Partner has contributed $1,000 and has been issued one interest in the Fund. The General Partner is not obligated to make further capital commitments or capital contributions to the Fund.

During the normal course of business, the Fund will enter into discussions and agreements to purchase real estate properties and other real estate related investments. As of September 30, 2008, there were no outstanding commitments to purchase a property or any other real estate related investments.

In the normal course of business, the Fund may be involved in claims or legal actions relating to the ownership and operations of its properties and its business. As of September 30, 2008, there are no lawsuits in which the Fund is a party.

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

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Fund has completed an evaluation of Statement No. 141 (R) and has determined that it is not expected to have a material impact on the financial position and results of operations of the Fund.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 is not expected to have a material impact on the financial position and results of operations of the Fund.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP Hierarchy”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals in the United States. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles” (the approval occured on September 16, 2008). This amendment removes the GAAP Hierarchy from auditing literature and places it in the accounting literature and appropriately directs the requirement to comply with the GAAP Hierarchy to the reporting entity. The Fund has assessed the impact of the standard and does not anticipate any changes in the application of accounting principles to occur.

Note 6—Subsequent Events

On November 6, 2008, the Fund filed a Post-Effective Amendment No. 1 to the Fund’s Registration Statement on Form S-11 (No. 333-141315) with the SEC (the “Amendment”). The Amendment was filed to deregister the entire $300,000,000 of the Fund’s units of limited partnership interest registered for sale under the Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS.

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

Third Quarter U.S. Economic and Commercial Real Estate Overview

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

Global credit and equity markets were highly volatile during the third quarter of 2008. Credit markets seized up as a “credit crunch” curtailed virtually all types of lending activity, except that the most credit-worthy corporations, businesses, and individuals generally were able to secure funds for their short and long-term needs. Inter-bank lending, a critical component of the U.S. financial system, was also reduced dramatically as the failure and sale of major banks induced other banks to preserve cash. The credit and banking crisis also spread to Europe which further exacerbated conditions. As a result of the turmoil in the credit markets, investors traded in and out of stocks, that lead to significant volatility and declines in the major indices. For the quarter ended September 30, 2008, the Dow Jones Industrial Average declined 4.7% and the S&P 500 declined 9.4%. The financial sector was particularly hard hit. Further declines and volatility in major indices occurred in October, portending a weak fourth quarter in the equity markets.

The turmoil in the credit markets was due in large part to ongoing write-downs of the value of residential mortgage-backed securities held by banks, insurance companies, and investment banks, which intensified concerns about the values of other structured securities and assets, including the most liquid types of investments such as money market funds. The contagion caused unprecedented volatility in credit spreads and the stock prices of several major U.S. institutions. By the time the third quarter was over, Lehman Brothers had declared bankruptcy, Bank of America had agreed to purchase Merrill Lynch, and AIG was rescued by an $85 billion federal government bailout. Other healthier financial institutions, such as Goldman Sachs and Morgan Stanley, obtained equity infusions from Berkshire Hathaway and foreign sources. In particular, the conditions at Lehman Brothers and AIG exacerbated a crisis of confidence and ultimately forced governments around the globe to intervene in order to calm panicked markets.

Economic conditions in the U.S., and across much of the globe, weakened during the third quarter. Economic data, as summarized in the table below, suggest that the downturn in the U.S. economy is accelerating. U.S. payroll employment declined by approximately 299,000 jobs during the third quarter which was on the heels of a decline of approximately 214,000 jobs in the second quarter. Similarly, U.S. gross domestic product (GDP) fell 0.3% during the third quarter as compared to growth of 2.8% in the second quarter. The drop in third quarter GDP growth was due largely to a decline in personal consumption, housing construction and business investment in equipment and software. In addition, exports and government spending, which had bolstered growth in the second quarter, slowed sharply.

Economic Indicators*

	2007	2008Q1	2008Q2	2008Q3	Forecasted 2008	Forecasted 2009
Economy (% Growth)[1]
Gross Domestic Product (GDP)	2.0%	0.9%	2.8%	-0.3%	1.5%	0.5%
Inflation (Consumer Price Index)	4.1%	3.1%	5.5%	4.5%	4.4%	2.5%
Employment Growth (Thousands)	1,096	-247	-214	-299	N/A	N/A
Interest Rates[2]
10 Year Treasury	4.63%	3.66%	3.89%	3.86%	3.80%	3.90%
Federal Funds Rate[3]	4.25%	2.25%	2.00%	2.00%[3]	N/A	N/A

Sources: BEA, BLS, Federal Reserve, Blue Chip Consensus Forecasts

*	Data subject to revision

[1]	GDP growth rates are annual rates; inflation rates are annualized rates; employment growth is a quarterly change.

[2]	The Treasury rates are an average over the stated time period. The Federal Funds rates are as of the end of the stated time period.

[3]	The Federal Funds rate was reduced to 1.5% on October 8th and again to 1.0% on October 29th.

N/A indicates Not Available.

Other broad economic indicators which underscored the weakness of the U.S. economy and intensified the turmoil in the credit and stock markets is summarized in the table below. In particular, the single family housing market continued to deteriorate as home prices, housing starts and home sales plummeted. Consumer confidence fell to a 40-year low in October and has been accompanied by a significant decline in consumer spending, with the nation’s largest retailers reporting dismal sales in September. Ongoing job losses, stock market declines and volatility, declining home values, and inaccessibility to credit are the primary reasons for the declines in spending and consumer confidence. The drop in oil prices from their recent highs may provide some relief to household budgets but is unlikely to reverse the downward trend in consumer spending in the near term.

Broad Economic Indicators*

	Full Year 2007	July 2008	Aug 2008	Sept 2008
Index 1985=100
Consumer Confidence[1]	103.6	51.9	58.5	61.4
% Change[2]
Retail Sales[3]	5.1%	0.1%	-0.6%	-0.7%
Housing Starts[4]	-25%	-31%	-35%	-31%
New Home Sales[4]	-26%	-35%	-36%	-33%

*	Data subject to revision

[1]	The Conference Board reported that the consumer confidence index fell to 38.0 in October 2008.

[2]	Retail sales monthly figures represent the change from the preceding month;

[3]	Retail sales exclude auto, auto parts and gas.

[4]	Housing numbers are the percentage change from the same month in the previous year.

Sources: Conference Board, Census Bureau, Economy.com

Regional economic activity was characterized in the Federal Reserve’s October 2008 Beige Book as having weakened since September’s publication. Consumer spending declined in most Federal Reserve Districts (“Districts”) as consumers were noted to have cut back spending on discretionary and big-ticket items. Residential real estate markets did not improve in September and several Districts noted that tighter credit conditions have limited sales activity. Commercial real estate activity was noted to have slowed in most Districts, with some Districts experiencing increases in vacancy rates and sublease space due to weaker labor market conditions. Several Districts reported an increasing number of delays and/or cancellations of commercial construction projects in response to tight credit markets and economic uncertainty, which could help offset weaker demand going forward.

Prospects for the U.S. economy and the credit and equity markets for the rest of 2008 and 2009 depend largely on the impact of the $700 billion Emergency Economic Stabilization Act (“the Act”). The Act authorizes the Treasury Department to make equity investments in U.S. banks, to purchase illiquid and troubled assets from banks and financial institutions, and is intended to restore liquidity and confidence to the banking system and financial markets. The Federal Reserve created a Commercial Paper Funding Facility to purchase short-term commercial paper directly from corporate issuers to restore liquidity in this key market. In addition, the limit on federal deposit insurance coverage was raised from $100,000 to $250,000 in order to maintain depositors’ confidence in U.S. banks and thrift institutions. In mid-October, the Treasury Department also announced plans to inject $250 billion into the banking system. The level of government actions and broad array of measures undertaken are indicative of the level of stress on capital and financial markets. Similar measures were undertaken in Europe where the crisis also intensified. It is hoped that the programs enacted by U.S. and European governments will ultimately stabilize capital and financial markets, and that banks and financial institutions will resume normal lending activity after illiquid assets are removed from their balance sheets. However, banks and financial institutions are likely to have very stringent lending criteria given their recent experiences and current economic conditions, and economic growth is likely to remain weak.

Debate continues and opinions vary as to how quickly the U.S. economy and capital markets will recover, but most economists expect significantly slower growth over the short term. Economists surveyed as part of the October 2008 Blue Chip Economic Indicators publication (“Blue Chip”) have greatly reduced their expectations for economic growth in 2009 and the majority believe that the U.S. economy is currently in recession. The consensus of Blue Chip economists is that U.S. economic activity will contract further during the fourth quarter of 2008 and the first quarter of 2009 and the overwhelming majority believe that the downturn will last longer than the recessions of 1990-1991 and 2001. For the year, the Blue Chip consensus forecast calls for GDP growth of a meager 0.5% in 2009. Blue Chip economists expect that growth will begin to increase appreciably by the third quarter of 2009, but will remain well below its inherent growth potential of 2.5-3.0%.

Considerable uncertainty remains as significant turmoil in the financial and capital markets has persisted and led the Federal Open Market Committee (“FOCM”) to lower the target federal funds rate to 1.5% in an unscheduled meeting on October 8, 2008 and again to 1.0% at the FOMC meeting on October 29, 2008. In announcing the most recent cut, the committee noted that “Incoming economic data suggest that “The pace of economic activity appears to have slowed markedly, owing importantly to a decline in consumer expenditures” and that “…the intensification of financial market turmoil is likely to exert additional restraint on spending, partly by further reducing the ability of households and businesses to obtain credit.” The unsettled nature of economic and capital market conditions make it difficult to predict when conditions will measurably improve.

While management cannot predict the exact nature or timing of such changes or the magnitude of their impact on the Fund (in particular as it impacts the selection of properties and/or the performance of those properties once purchased), management’s experience has demonstrated that market fluctuations have, and will continue to take place without advance notice, and any significant changes could have a direct and meaningful impact on the pricing and availability of suitable real estate in the sectors in which the Fund will invest, as well as the returns of the Fund. Please refer to the section entitled “Item 1A. Risk Factors,” included in Part II of the Fund’s Form 10-Q for the quarter ended March 31, 2008, for a more detailed description of the risks associated with an investment in the Fund.

Real Estate Market Conditions and Outlook

(Commercial real estate market statistics discussed in this section are obtained by the Fund from sources that management considers reliable, but some of the data is preliminary for the quarter ended September 30, 2008 and may be subsequently revised. Prior period data may have been adjusted to reflect updated calculations. Investors should not rely exclusively on the data presented below in forming a judgment regarding the current or prospective performance of the commercial real estate market generally).

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

Commercial real estate property sales activity has declined sharply due largely to the credit crunch, which has severely constrained all types of lending activity including commercial mortgage real estate financing. Preliminary data from Real Capital Analytics (“RCA”), a frequently cited industry source of commercial real estate transactions data, indicate that sales activity for the first three quarters of 2008 totaled roughly $105 billion, which is a decline of 70% compared to totals for the first three quarters of 2007. Sales volumes declined each quarter, with third quarter sales registering just $28 billion versus $42 billion in the first quarter. RCA notes that there were several notable distressed sales during the third quarter, and that more such sales are expected in the coming quarters.

RCA attributes the slowdown in transactions to three factors: (1) scarce and expensive financing, (2) economic uncertainty and volatility, and (3) a wide pricing gap between buyers and sellers. Financing has become scarce in large part because of the shutdown of the commercial mortgage-backed securities (“CMBS”) market as the contagion effect from defaulted sub-prime residential mortgage-backed securities has made investors wary about all types of structured securities. The delinquency rate on commercial mortgage loans held in CMBS remains very low at 0.53% as compared to 9.1% for residential mortgages and foreclosures; however, CMBS delinquencies are expected to rise in the future as overleveraged owners face pressure from weak economic conditions. Economic uncertainty and volatility have also moved many prospective buyers and sellers to the sidelines and contributed to widening bid-ask spreads. The lack of mortgage financing and increasing economic uncertainty have also led prospective buyers to back out of deals and/or attempt to renegotiate deals immediately prior to closing, with both contributing to the decline in sales activity.

With mortgage lending constrained and sales activity slumping, active buyers are more able to drive hard bargains, especially with highly-motivated or distressed sellers. As a result, commercial property prices have begun to decline. Prices have held up better in the ten largest commercial real estate markets, with large declines more prevalent in secondary markets and for lesser quality properties as indicated by the data for Moody’s/REAL Commercial Property Index (“CPPI”) provided below.

	3Q07 to 2Q08
	National	Top 10 MSAs*
Apartment	-10.3%	-5.1%
Office	-8.0%	-2.9%
Retail	-7.8%	-0.6%
Industrial	-7.6%	-2.9%

*	Based on total value of properties sold in Metropolitan Statistical Area (“MSA”).

Source: Moody’s/REAL CPPI and Real Capital Analytics.

Appraised property values have also begun to decline as appraisers see a shrinking pool of potential buyers and deteriorating economic conditions and factor these considerations into their valuation models. This is evidenced by the 1.4% decline in the appreciation component of the NCREIF Property Index (“NPI”) in third quarter of 2008, which is the second consecutive quarterly decline in the appreciation component and continues to be the first declines since early 2003. With economic conditions weakening and financial stresses on businesses and consumers intensifying, additional declines in property values seem likely to occur.

For office markets, employment growth, or decline in key office-using sectors tends to drive the demand for space, though typically with a lag due to the longer term nature of leasing cycles. The third quarter contraction in both professional & business services and financial activities resulted in an up-tick in the national office vacancy rate to 13.5%.

Conditions in the industrial market are impacted by national economic factors such as industrial production, international trade flows, and employment growth in the manufacturing, wholesale trade and transportation and warehousing industries. Indications of a global slowdown intensified during third quarter 2008, which negatively affected industrial market conditions. The national vacancy rate increased to 10.7% in the third quarter.

National apartment market conditions weakened during the third quarter of 2008, as national vacancy rates edged up to 5.7%, as compared to 5.6% in the second quarter. A year-over-year comparison shows vacancy rates increasing to 5.7% in the third quarter of 2008 from 4.4% in the third quarter of 2007. While supply in many markets has materially increased due to single-family homes and condominiums being offered for rent, completions of traditional apartment units also edged up during the quarter, exerting additional upward pressure on vacancy rates.

Vacancies in neighborhood and community centers throughout the U.S. increased to 10.1% in the third quarter of 2008, up from 9.6% in the second quarter. U.S. retail market conditions reflect the slowdown in consumer spending. Sales for many of the nation’s largest retailers declined during the month of September, and the outlook for the all-important holiday season appears dismal. However, the full impact of the cutback in consumer spending will not be evident until next year, as retailers will typically keep stores open through the holiday season in order to maximize sales and reduce inventory. Store closures and company failures often occur in the first or second quarters of the year, making it likely that retail vacancies will rise in 2009.

Looking ahead, real estate market conditions will be affected by the economic slowdown, which will reduce tenant space demand, and construction which will increase vacancy rates if space demand declines or remains static. While economic conditions are likely to remain weak well into 2009, the construction of new space is relatively modest compared with prior cycles. For example, office construction is expected to total 58 million square feet in 2008 and 2009 compared to an average of 92 million square feet in 1999-2001, when construction last peaked. Similarly, industrial construction is expected to fall well short of prior cyclical peaks.

Torto Wheaton’s forecasts of 2009 construction may prove optimistic as the pipeline of office and industrial construction is shrinking quickly as developers cancel projects due to a lack of construction financing and weaker demand. Apartment construction and permit issuance for new units, an indicator of future supply, are also dropping rapidly. Retail construction is slowing as retailers are drastically cutting back on new store openings. Management remains concerned about economic conditions but believes that markets will not be flooded with new supply.

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

Results of Operations

Three and Nine months ended September 30, 2008

There were no significant operations in the Fund in either the three months or nine months ended September 30, 2008 or the three and nine months ended September 30, 2007. The Fund currently has no property investments or real estate related investments. For the three and nine months ended September 30, 2008, the Fund had a Net Increase in Net Assets due principally to capital contributions made by TIAA, its sole Limited Partner as of the date hereof, in the amounts of $270,000 and $1,545,000, respectively, offset by the expenses associated with the operation of the Fund.

Liquidity and Capital Resources

As of September 30, 2008, and as of the date of this report, the Fund did not own any real estate or real estate related investments, as the Fund has recently commenced active operations and, as of the date of this report, has not entered into any arrangements to acquire any properties or other real estate related investments. The number of properties and other real estate related investments that the Fund acquires will depend upon the number of units sold and the resulting amount of the net proceeds for investment available to the Fund and the amount of funds we are able to borrow. See “We may not be able to raise sufficient funds to achieve diversification of our portfolio.” under “Risk Factors—Risks Related to the Offering of Units in the Fund” in Item 1A of Part II of the Fund’s Form 10-Q for the period ended March 31, 2008.

Teachers Insurance and Annuity Association of America (“TIAA”), the parent entity of the general partner and the asset manager of the Fund, has irrevocably committed to contribute $50,000,000 to the Fund to acquire 50,000 units of limited partnership interest. TIAA is obligated to make a contribution or contributions of its $50,000,000 commitment in cash (as such capital is required and as such capital is called by the general partner) for any Fund purpose at any time during the period beginning March 14, 2008 and continuing for 24 months after termination of this offering. Additionally, the general partner may call for amounts of TIAA’s unfunded commitment for certain specified purposes after this period. As of September 30, 2008, and as of the date of the report, the Fund has called $1,545,000 of TIAA’s $50,000,000 commitment, of which $270,000 was contributed during the third quarter of 2008.

In addition, TIAA-CREF USREF I REIT, LLC, a wholly owned subsidiary of the Fund (described in more detail in Note 1 to the Fund’s financial statements contained herein) (“TC REIT”) has entered (and one or more of our other subsidiaries may in the future enter) into an unsecured $25,000,000 short- term revolving credit facility with TIAA. While the Fund expects to fund its acquisitions of investments through capital calls from public investors in addition to TIAA’s capital contribution,may use this credit facility for the purposes of acquiring real estate related investments as bridge financing in anticipation of a capital call. This credit facility bears a variable interest rate initially equal to the federal funds rate (as such rate changes from time to time) plus 0.68% per annum (based on a 360 day year). In addition, each draw down on the facility will mature in full and be due and payable not more than 120 days following such draw (subject to 30 day extensions as may be authorized by TIAA in its sole discretion). The term of the credit facility will initially be for 364 days following March 14, 2008, unless terminated upon 90 days’ advance notice by either TC REIT or TIAA in its sole discretion, and such 364-day term will automatically renew unless terminated upon prior written notice by either TC REIT or TIAA. TIAA will be paid an annual commitment fee of 0.1% of the annual weighted average of the unused portion of the credit facility (based upon a 360 day year). The proceeds of TIAA’s capital contributions and any amounts drawn on the line of credit with TIAA are available to make acquisitions of real estate related investments and to pay other costs during this offering. At the end of each 364-day term, the interest rate under the credit facility will be subject to review and potential modification, which could result in an increase or decrease in such interest rate. If the credit facility is terminated, the Fund may be required to seek alternative financing from an unaffiliated third-party lender, and the terms of such financing may differ from those contained in the TIAA credit facility. A commitment fee of $13,888 was incurred through September 30, 2008 of which $7,569 was paid by TC REIT to TIAA.

The Fund may hold an initial closing for the sale of units pursuant to the Fund’s public offering at any time after it has received and accepted subscriptions from investors (not including TIAA or affiliates) for not less than 150,000 units ($150,000,000). Following the initial closing, the general partner may by written notice issue a call for capital contributions from those investors whose subscriptions for units have been accepted and who have been admitted to the Fund as limited partners. After the initial closing, we may have one (but not more than one) subsequent closing when it has received and accepted additional subscriptions from investors in the offering, up to a maximum of 300,000 units ($300,000,000). The Fund will not have more than two closings. The Fund expects that substantially all of the proceeds from the offering of units will be available to make real estate related investments and pay principal and interest under TC REIT’s line of credit from TIAA and other costs, including payment of fees and expenses to the asset manager and its affiliates.

The general partner expects to call for capital contributions from TIAA and limited partners acquiring units in the offering as and when needed to make payments in connection with prospective real estate related investments, to retire indebtedness incurred under the credit facility used to make such payments and to pay fees and expenses of the Fund and its subsidiaries. The general partner may call for capital contributions from investors admitted as limited partners during the offering period for any Fund purpose at any time, in its discretion, during this period commencing with the first date on which investors are admitted as limited partners during the offering and continuing for 24 months after the termination of the offering, which is the end of the investment period. Additionally, our general partner may call for amounts of the limited partners’ unfunded capital commitments (including TIAA’s commitment) for certain specified purposes after the Investment Period.

There can be no assurance that payments of capital contributions will be made when due. In the event of a default in payment of capital contributions, the general partner may make an additional call for capital contributions to make up any shortfall from limited partners who previously made their contributions pursuant to the original call. Alternatively, if the call relates to the acquisition of a real estate related investment, the general partner may seek to make such investment with a third party or may decide not to make such investment. In the event such investment is not made, the Fund could lose an earnest money deposit made in connection with such investment or be subject to other remedies in favor of the prospective seller.

During the Investment Period, the general partner expects to reinvest any net cash flow (including any net proceeds from the sale, financing or other disposition of a property). The general partner will have the authority to reinvest proceeds without making a distribution of cash sufficient to cover the limited partners’ federal, state and local income taxes attributable to the Fund’s operations or the sale, financing or other disposition of any assets.

The Fund may acquire one or more properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of a property in cash and subsequently obtaining a mortgage loan for that property, if favorable financing terms are available following acquisition. The proceeds from such loan may be used to acquire additional properties and provide further diversification. We also intend to borrow funds to purchase properties.

The Fund general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the investment in and financing of real estate generally as described in more detail above in this section, that it reasonably anticipates will have a material impact on either capital resources or the revenues or income to be derived from the operation of real estate properties.

Critical Accounting Policies

Basis of Presentation

In June 2007, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” The SOP 07-1 clarifies which entities are required to apply the provisions of the Investment Companies Audit and Accounting Guide (“Guide”) and provides guidance on accounting by parent companies and equity method investors for investments in investment companies. Management performed an analysis of the requirements of SOP 07-1 and accordingly, the Fund early adopted SOP 07-1 effective as of the Fund’s inception date and has applied the provisions of the Guide which, among other things, require that investments are reported at fair value in the Fund’s financial statements. In February 2008, the FASB issued a Staff Position indefinitely deferring the effective date of SOP 07-1. The deferral applied to entities that have not already adopted SOP 07-1. Additional required disclosures under the Guide will be made as the Fund makes investments and as applicable.

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

New Accounting Pronouncements

In December 2007, FASB issued Statement No. 141(R), “Business Combinations,” which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination or a gain from a bargain purchase. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Fund has completed an evaluation of Statement No. 141 (R) and has determined that it is not expected to have a material impact on the financial position and results of operations of the Fund.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51,” which establishes and expands accounting and reporting standards for minority interests, which will be re-characterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of Statement No. 160 is not expected to have a material impact on the financial position and results of operations of the Fund.

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

TC REIT expects to make elections to be taxed as a REIT under Sections 856 through 860 of the Code and is required to distribute 90% of its taxable income to its shareholders to maintain its status as a REIT. If TC REIT fails to qualify as a REIT, it will be subject to federal income tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, and as of the date of this report, the Fund had no real estate property investments, nor did it hold any real estate related investments or investments in marketable securities. As the Fund and its subsidiaries acquire such investments from time to time, the Fund will be subject to the risks, including interest rate risk, associated with the ownership of real estate and real estate related assets, especially those which are subject to leverage, as described in more detail in “Item 1A. Risk Factors” in Part II of the Fund’s Form 10-Q for the period ended March 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

(a) The registrant maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the registrant’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the registrant’s principal executive officer (“PEO”) and principal financial and accounting officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including the registrant’s PEO and PFO, the registrant conducted an evaluation of the effectiveness of the registrant’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2008. Based upon the management’s review, the PEO and the PFO concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2008.

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

The offering of the Fund’s units of limited partnership interest, for which Teachers Personal Investors Services, Inc. (“TPIS”) is serving as the distributing broker-dealer on a “best efforts” basis, has not terminated as of the date of the filing of this Quarterly Report on Form 10-Q. The Fund is offering up to 300,000 units ($300,000,000) of limited partnership interest, each at a price per unit of $1,000. During the period ended September 30, 2008, the Fund did not conduct its initial closing and as such, no units have been sold to investors and no public offering proceeds have been raised or applied to real estate or real estate related investments, or to any other purpose permitted under the Partnership Agreement.

TPIS is an affiliate of the Fund’s general partner and is a wholly owned subsidiary of TIAA. The Fund has not paid, and will not pay, any selling commissions or other underwriting fees to TPIS in connection with its responsibilities as the distributing broker-dealer. The asset manager will make payment to TPIS (which may be derived from a reallowance of the asset management fee payable by the Fund) based on a determination by TPIS of its costs and expenses incurred in performing distribution services. In no event will such payment exceed $2.5 million. For the quarter ended September 30, 2008, the Fund incurred an Asset Management Fee payable to the asset manager equal to $3,406, and since March 14, 2008, the Fund has incurred aggregate Asset Management Fees equal to $7,153.

Organizational costs, up to $1,250,000 in the aggregate, can be paid directly by the Fund or may be reimbursed by the Fund to the General Partner, the asset manager or their affiliates. Any of organizational costs in excess of $1,250,000 are borne by the asset manager. Prior to December 31, 2007 (and consequently, prior to the commencement of the offering), the asset manager, General Partner or their affiliates had incurred amounts in excess of $1,250,000 for organizational, offering and related costs. The allocation of the $1,250,000 organizational costs incurred by the Fund has been categorized as follows: $263,537 pertains to organizational costs which were expensed during the nine months ended September 30, 2008, and $986,463 has been classified as deferred offering costs, and will remain as such until the sale of the units to the public. See Note 3 to the Fund’s Consolidated Financial Statements contained in Part I of this Form 10-Q.

On March 13, 2007, TIAA, the initial limited partner of the Fund, entered into a binding commitment with the Fund to contribute $50,000,000 in exchange for 50,000 units ($1,000 per unit) of limited partnership interest. The units were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Draws on TIAA’s commitment were contingent upon Fund’s Registration Statement being declared effective by the SEC, which occurred on March 14, 2008. As such, the proceeds of TIAA’s commitment are currently available for contribution to the Fund as and when called by the general partner for contribution to make real estate investments, pay expenses or for other purposes of the Fund. As of September 30, 2008, TIAA contributed an aggregate of $1,545,000 pursuant to this commitment.

On November 6, 2008, the Fund filed a Post-Effective Amendment No. 1 to the Fund’s Registration Statement on Form S-11 (No. 333-141315) with the SEC (the “Amendment”). The Amendment was filed to deregister the entire $300,000,000 of the Fund’s units of limited partnership interest registered for sale under the Registration Statement. The Fund determined not to continue with the public offering of units of limited partnership interest at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant, TIAA-CREF U.S. Real Estate Fund I, L.P., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2008.

TIAA-CREF U.S. REAL ESTATE FUND I, L.P.

By:	/s/ Scott C. Evans Scott C. Evans Principal Executive Officer
By:	/s/ Phillip S. Nickolenko Phillip S. Nickolenko Principal Financial and Accounting Officer